Form 10KSB40
period 1996-06-30
FOCAL CORP
filed 1996-11-19
CIK 915461

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended June 30, 1995

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                        Commission File Number 0-22968

                               FOCAL CORPORATION
                (Name of small business issuer in its charter)

                  UTAH                                  87-0363789
     -------------------------------                ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                518 DWYER DRIVE
              ANAHEIM, CALIFORNIA                         92801
     ---------------------------------------        -------------------
     (Address of principal executive offices)          (Zip Code)

       Issuer's telephone number (including area code):   (714) 635-8821

Securities registered under Section 12(b) of the Exchange Act:

                                     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.10 par value per share
                    ---------------------------------------
                                (Title of Class)


          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
                                                                        -------
No    X
   -------

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The registrant's revenues for its most recent fiscal year were -0-.

          The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1996 was approximately $786,847.

          The number of shares outstanding of the registrant's only class of Common Stock, $0.10 par value per share, was 3,491,576 on June 30, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

  Focal Corporation ("Company") was incorporated in Utah on August 12, 1980 as Petro Funding, Inc., for the purpose of acquiring, exploring and developing natural resource properties. The Company changed its name to TVM Global Entertainment, Inc. in November 1982, and to Cinema Features, Inc. in July 1983, as part of the Company's plan to invest in movie production and distribution rights. By January 1985, the Company had acquired the movie and video cassette distribution rights for eight motion pictures. In 1989, the Company's movie rights were independently appraised for audit purposes and the total cost base of $2,100,000 was decreased by $770,000 to a revised value of $1,330,000.

  In March 1993, after several years of unprofitable operations, the Company's Board of Directors entered into negotiations to sell the Company's movie rights. As a result of a shareholders meeting held on May 17, 1993, and with the approval of the Company's shareholders, all of the Company's assets relating to movie production and distribution were sold to an independent marketing firm in exchange for $1,200,000 worth of restricted stock. See "Management's Discussion and Analysis or Plan of Operations." Shortly thereafter, the shares of restricted stock were distributed to the shareholders of the Company, on a pro rata basis and without consideration, and the Company's Articles of Incorporation were amended to change the name of the Company to Focal Corporation. In addition to the name change, the amendment to the Company's Articles of Incorporation effected a one-for-ten reverse stock split of the Company's Common Stock, changed the par value of the Company's Common Stock to $0.10 per share and established a new class of undesignated preferred stock.

  During August 1993, the Company's Board of Directors approved a new business plan to acquire and develop community shopping centers and other operating real properties. In connection with the Company's new business plan, the Board of Directors appointed Howard M. Palmer as President and Chairman of the Board. See "Certain Relationships and Related Transactions." Through Mr. Palmer's experience, coupled with a number of experienced consultants, including independent architects, construction and civil engineers, developers, brokers and attorneys, the Company initially intends to acquire existing shopping centers anchored by national retail tenants with operations that generate positive cash flows. As the Company's financial condition improves, and as appropriate opportunities arise, the Company also intends to acquire strategically-located vacant land suitable for the development of discount and neighborhood shopping centers. The Company has never acquired a discount shopping center, acquired vacant land suitable for development of a shopping center or developed a shopping center. Accordingly, there is no assurance that any shopping centers will be successfully acquired or developed in the future. However, because the Company's President has over 25 years of experience in the development, ownership and management of shopping centers, and because the Company has engaged the services of independent consultants with many years of experience in site analysis, property acquisition, land use regulations, anchor tenant negotiations and the development of retail complexes with national discount-oriented tenants, the Company believes it has in such individuals the necessary expertise to accomplish the Company's business plan. It is intended that shopping centers which are either acquired or developed by the Company will be operated, on a day-to-day basis, by professional managers selected by the Company.

  The Company presently has two properties under contract, one in Mesa, Arizona, and the other in Barstow, California. The Mesa property consists of 11 acres improved with a shopping center anchored by a 103,000 square foot HomeBase store. The purchase price is $9,700,000, with $2,200,000 down, the assumption of an existing $7,100,000 first trust deed, and the seller taking back a $400,000 second trust deed. The Barstow property consists of 26.8 undeveloped acres on which the Company plans to develop a Bob's Big Boy restaurant and a 125-unit Best Western motel. The purchase price is $2,800,000, with $800,000 down. Both purchase contracts have expired, but the Company is negotiating for, and expects to obtain, extensions.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company occupies a small office in Anaheim, California provided by Palmer Development Company, an affiliate of the Company's President. The Company presently pays no rent. Management of the Company considers the office space to be adequate to meet the current demands of the Company's business; however, the Company is currently looking at larger office space in Orange County, California, which will accommodate a small property management and administrative staff. The Company expects to begin paying rent of approximately $1,800 per month in late 1996.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not a party to any litigation and is not aware of any pending or threatened litigation against the Company. James Collins, a former financial consultant of the Company, has a stipulated judgment against the Company for $24,000 in unpaid consulting fees. Jackson, DeMarco & Peckenpaugh, the Company's former counsel, has recorded a $71,000 judgment (and lien against the Company's assets) for unpaid legal fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

  Although previously traded in Utah pursuant to a Secondary Trading Transactional Exemption under old Rule 177-14-2m of the Utah Uniform Securities Act, there has been no active trading market for the Common Stock of the Company since 1984. The Company's Common Stock is not listed on any exchange and is not quoted or traded on the over-the-counter market. No broker maintains a position or deals in the Company's Common Stock. No bid or asked prices are quoted in the pink sheets or any local newspaper. Although the Company uses a transfer agent to maintain its stock transfer ledgers, the Company is typically aware of any transactions involving changes in record ownership.

  As of June 30, 1996, there were 3,491,576 shares of the Company's Common Stock issued and outstanding, held of record by 441 shareholders.

  The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

  Oxford Transfer & Registrar Agency, Inc. in Portland, Oregon serves as transfer agent for the Common Stock of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations

  In May 1993, the Company discontinued its operations relating to movie distribution and sold substantially all of its assets to Maverick Marketing Management, Inc., a Nevada corporation ("Maverick"), in exchange for shares of common stock of Maverick and shares of common stock of Interdec Corporation, a Colorado corporation ("Interdec"), which were held by Maverick. All of the shares of common stock of Maverick and Interdec were subsequently distributed to the Company's shareholders on a pro rata basis and for no consideration. The Company realized a $271,000 net gain on the sale of the assets to Maverick.

  The Company's current plan of operations is to acquire commercial shopping centers in the Western United States. The Company expects to target centers anchored by long-term leases with national, credit-rated retail tenants and which generate positive cash flows. The Company intends to acquire existing shopping centers of approximately eight to 20 acres, which are expected to include a major discount department store, a major supermarket and several credit-rated retailers strategically spaced between the larger anchors. Some complexes also will include separate out-lots suitable for family type restaurants. In addition, as the Company's financial condition improves and as appropriate opportunities arise, the Company plans to option or contract for strategically-located vacant land suitable for the development of shopping centers, such options or contracts to be subject to negotiating pre-building leases with major retail tenants.

  The Company's investment objective in considering each potential acquisition is to achieve long-term capital appreciation through increased cash flow and increased value of the acquired property. The Company will seek to accomplish this investment objective through (i) selective acquisitions of shopping centers which are strategically located and which generally provide positive cash flows,
(ii) improved operations of the shopping centers and lease-up of unleased space, and (iii) where deemed appropriate, expansions, renovations and redevelopments of these properties. A key criterion for property investments will be that they offer the opportunity for growth in revenues from operations. The Company may purchase or lease properties for long-term investment or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

  Currently, the Company does not own or manage any shopping centers or other real properties. In addition, the Company does not have funds necessary for the acquisition or development of shopping centers. However, the Company intends to rely on its new management to successfully negotiate the acquisition of existing shopping centers and vacant land in exchange for shares of the Company's Common Stock or Convertible Preferred Stock. It is anticipated that each such acquisition will be separately negotiated based on the owner's equity or tax base in the subject property. The Company presently has one improved and one unimproved property under contract. See "Description of Business."

  The Company currently intends to adhere to a policy of limiting the incurrence of debt so that the Company's ratio of total debt to total equity on its portfolio of shopping center properties does not exceed 70%. The Company may from time to time modify its debt policy in light of then current economic conditions, relative costs of debt and equity capital, the market value of acquired properties, general conditions in the market for debt and equity securities, fluctuations in the fair market value of the Company's Common Stock and Convertible Preferred Stock, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease the total debt to total equity ratio beyond the limits described above.

  Although the Company currently intends to acquire shopping centers in exchange for shares of the Company's Common Stock or Convertible Preferred Stock, if the Board of Directors determines that additional or other funding is required to acquire the shopping centers, the Company may raise such funds through equity offerings, debt financing or retention of cash flow, or a combination of these methods. If the Board of Directors determines to raise equity capital, it has the authority, without shareholder approval, to issue shares of Common Stock or Convertible Preferred Stock in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a shareholder's investment in the Company. Indebtedness incurred by the Company may be in the form of bank borrowings, purchase money obligations to the sellers of properties, secured and unsecured, and publicly and privately placed debt investments. Such indebtedness may be recourse to all of the properties of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new properties.

Results of Operations

  The Company had no revenue from operations during the fiscal years ended June 30, 1995 and 1994.

  The Company's expenses during the fiscal years ended June 30, 1995 and 1994 amounted to $511,625 and $472,322, respectively. Expenses increased by $39,303 (8.3%) primarily as a result of costs associated with due diligence investigations of various real properties in California, Arizona,

Nevada and other areas. Fees and advances to professional advisors and real estate and financial consultants accounted for a substantial portion of these increased expenses.

  The Company had a net loss of $512,625 for the fiscal year ended June 30, 1995, and a net loss of $473,122 for the fiscal year ended June 30, 1994. Because there was no revenue generated during those periods, these losses represent the Company's operating expenses plus income tax.

Liquidity and Capital Resources

  The Company's liquidity over the past two years has been materially and adversely affected by continuing operating losses. The Company has experienced total net losses of $985,757 for the two years ended June 30, 1995. As described in Note 11 to the Company's financial statements, the Company currently has no operations and is dependent on private debt and equity financing to fund its day to day cash requirements. Accordingly, the independent auditors' report covering the Company's financial statements is qualified as to the Company's ability to continue as a going concern.

  The Company is in the process of attempting to raise approximately $500,000 ("Offering") for working capital. The offering is expected to consist of Common Stock and Warrants to purchase Common Stock, and will be made to "accredited investors" only pursuant to Regulation D under the Securities Act of 1933.

  At June 30, 1995, the Company had total liabilities of $656,933, of which (i) $80,412 represented expense reimbursements and loans payable to officers and directors and their families (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments), (ii) $347,730 represented accounts payable to others (principally professional advisors and real estate and financial consultants) and (iii) $35,074 represented accrued taxes. On that same date, the Company had assets totaling $123,702, of which $3,702 represented cash and $120,000 represented prepaid fees.

  Management believes that proceeds from the Offering will generate sufficient working capital to conduct the business of the Company during the period that the Company negotiates for and closes the acquisition of its first shopping center. Once the Company has acquired a shopping center that meets the Company's investment criteria, which include among other things, the ability to generate positive cash flows, management believes that such cash flows will provide the liquidity and capital resources necessary to conduct the business of the Company. Management of the Company believes that between the funds generated by the Offering and any cash flows resulting from the acquisition of a shopping center, the Company will generate enough cash to support its operations over the next twelve months.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

  Kelly & Company ("Kelly") resigned as the Company's Certifying Accountant effective September 9, 1995.

  The reports of Kelly on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion. However, the financial statements were prepared to reflect the uncertainty as to the Company's ability to continue as a going concern.

  In connection with the audit of the Company's financial statements for the year ended June 30, 1994 and the interim period through the date of dismissal, there was no disagreement between the Company and Kelly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there was no reportable event required to be disclosed.

  The Company requested that Kelly furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated September 8, 1995, was filed as Exhibit 16 to the Company's Form 8-K dated September 25, 1995.

  On September 25, 1995, the Company appointed Caldwell, Becker, Dervin, Petrick & Company ("CBDP") as its new Certifying Accountant. The Company did not consult with CBDP or any other accounting firm regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding the Company's financial statements, nor did the Company consult with CBDP with respect to any accounting disagreement or any reportable event at any time prior to the appointment of such firm.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The directors*, executive officers and significant personnel of the Company and their ages are as follows:

          Name              Age            Position
-------------------------   ---   ---------------------------
Howard M. Palmer             63   Chairman of the Board,
                                  President and Director

Leroy Hardy                  59   Vice President and Director

Gerald W. May                57   Director

A. G. Kading                 47   Treasurer

Rosemary Palmer              58   Secretary

_______________
* The Company's Board of Directors have been operating with two vacancies and will continue to do so until suitable candidates can be identified and agree to join the Board.

  HOWARD M. PALMER has been Chairman of the Board, President and a director of the Company since 1993. In addition to his positions with the Company, Mr. Palmer has been the owner of Palmer Development Company, a real estate development and investment firm in Anaheim, California, for the last five years. Mr. Palmer has over 25 years of experience developing neighborhood and discount shopping centers throughout the Western United States. Mr. Palmer is a licensed real estate broker in California and a graduate of the University of Southern California. Mr. Palmer is the husband of Rosemary Palmer.

  LEROY HARDY has been a director and the Vice President of the Company since 1993. In addition to his positions with the Company, Mr. Hardy has been operating a computer accounting service firm in Denver, Colorado for the last five years. Mr. Hardy also has served as an assistant vice president of operations for the First National Bank and Trust Company of Wyoming and an independent oil and gas landman. Mr. Hardy attended the University of Wyoming.

  GERALD W. MAY has been a director of the Company since 1993 and was the Treasurer of the Company from 1993, to 1995. Mr. May has been an independent accountant since 1977 and is a graduate of Creighton University, with a B.S. in business administration.

  A. G. KADING has been Treasurer of the Company since 1995. From 1990 to 1995 he was president of Kading Company, a real estate development and construction company. Prior to that he held various positions with real estate management, development and construction companies.

  ROSEMARY PALMER has been Secretary of the Company since 1995. She is and has for the past five years been a homemaker. Ms. Palmer is the wife of Howard M. Palmer.

  All directors hold office until the next annual meeting of shareholders of the Company and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

  All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' meetings and receive a $100 per meeting director's fee.

Compliance with Beneficial Ownership Reporting Rules

  Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). Such officers, directors and shareholders are required by Commission regulations to furnish the Company with copies of all such reports that they file.

  Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 1995 and thereafter, or any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1995 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

  Effective October 1, 1993, Howard Palmer entered into an employment agreement with the Company, pursuant to which Mr. Palmer is entitled to base cash compensation of $120,000 per year. Currently, this salary is being accrued. The Board of Directors is exploring the future possibility of exchanging some or all of this accrued salary for Common Stock of the Company. The Company also maintains a reimbursement policy whereby executive officers are reimbursed for actual expenses incurred in connection with the management of the Company and its business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth as of June 30, 1996, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

                                           Amount and Nature
          Name and Address              of Beneficial Ownership     Percent of
      of Beneficial Owner(1)(2)             of Common Stock       Common Stock(3)
-------------------------------------   -----------------------   ---------------

Howard M. and                                   986,000                     25.3%
  Rosemary Palmer(4)

Julia Murray(5)                                 800,000                     22.9%

Robert and Lynda Cullen(6)                      470,792                     12.3%
1050 N. Anaheim Blvd.
Anaheim, California  92801

Estate of James T. Hays(7)                      302,018                      8.5%
518 Dwyer Drive
Anaheim, California  92801

Don Zink(8)                                     254,500                      6.9%
2100 Sepulveda Blvd., #24
Manhattan Beach, California  90266

William Jones                                   200,000                      5.7%
P. O. Box 27282
Tempe, Arizona  85285

Leroy Hardy(9)                                   79,783                      2.3%

Gerald W. May(10)                                79,783                      2.3%

All Directors and Officers                    1,145,566                     29.0%
as a Group (4 persons)

__________________
(1) The address of each officer and director is c/o Focal Corporation, 518 Dwyer Drive, Anaheim, California 92801.
(2) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(footnotes continued at bottom of following page)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  In connection with the reorganization of the Company and the Board of Directors' desire to acquire real estate assets, operating funds and additional management personnel, the Company entered into an agreement dated July 29, 1993 among the Company, Focal Development Corporation of Nevada ("FDCN") (a Nevada corporation controlled by the estate of James T. Hays) and Howard M. Palmer. Pursuant to the agreement, Mr. Palmer became President of the Company and began the process of locating and negotiating for shopping center properties through his independent network of experienced retail site selectors, lease negotiators and property managers. Each acquisition will be negotiated and approved by the Company's Board of Directors on an individual basis. In connection with the agreement, FDCN transferred its 404,839 shares of the Company's Common Stock as follows: 160,000 shares to Mr. Palmer, 80,000 shares to Don Zink and the balance to Mr. Hays. Mr. Zink subsequently transferred his 80,000 shares to a business associate. Mr. Hays subsequently gifted his shares to various individuals, including 64,054 shares to his wife. In addition, Coast Advisors, Inc., an affiliate of Mr. Palmer, was issued 10,000 shares of the Company's Common Stock in exchange for a $5,000 capital contribution.

  In August 1993, Howard M. Palmer was issued 250,000 shares of the Company's Common Stock in connection with his appointments as Chairman of the Board and President of the Company. Mr. Palmer subsequently transferred these shares to Coast Advisors, Inc., a Nevada corporation affiliated with Mr. Palmer.

__________________
(3) All percentages have been calculated to include warrants which are immediately exercisable into shares of Common Stock by the particular shareholder.
(4)      Includes 316,000 shares which Mr. Palmer owns of record. Also includes
         (i) 260,000 shares held by Coast Advisors, Inc., a Nevada corporation affiliated with Mr. Palmer and (ii) warrants to purchase 410,000 shares of Common Stock. Mr. Palmer is the President and Chairman of the Board of Directors of the Company, and his wife, Rosemary, is the Secretary.
(5) Consists of 800,000 shares of Common Stock held in an informal escrow pending performance by Ms. Murray with respect to obtaining a $5,000,000 loan for the Company.
(6) Includes (i) 200,000 shares held of record by the Cullen Family Trust, a trust administered by the Cullens, and (ii) warrants to purchase 260,000 shares of Common Stock held by the Cullen Family Trust.
(7) Prior to his death on July 17, 1994, Mr. Hays was the Secretary and a director of the Company. Mr. Hays owned the Company's Common Stock as follows: (i) 4,637 shares held directly by Mr. Hays, (ii) 50,000 shares held by Mr. Hays and his wife as joint tenants, (iii) 27,568 shares held directly by Mr. Hays' wife, (iv) 135,393 shares held by Focal Development Corporation, a Colorado corporation controlled by Mr. Hays' wife ("FDC") and (v) 29,783 shares held by Interdec Corporation, a Colorado corporation affiliated with Mr. Hays ("Interdec"), and (vi) warrants to purchase 54,637 shares of Common Stock.
(8) Includes (a) 54,500 shares held by 1st S. I. Fund Trust, a trust administered by Mr. Zink and (b) 200,000 shares which Mr. Zink has the right to acquire upon exercise of warrants granted to him in connection with financial and real estate services rendered to the Company.
(9)      Includes 25,000 shares which Mr. Hardy owns of record. Also includes
         (i) 29,783 shares held by Interdec, for which Mr. Hardy serves as an officer and director and (ii) warrants to purchase 25,000 shares of Common Stock.
(10) Includes 25,000 shares which Mr. May owns of record. Also includes (i) 29,783 shares held by Interdec, for which Mr. May serves as an officer and director and (ii) warrants to purchase 25,000 shares of Common Stock.

   In September 1993 and for services rendered to the Company, the directors of the Company were issued warrants to purchase shares of Common Stock as follows:
Howard M. Palmer, 410,000 shares; James T. Hays, 54,637 shares; Gerald W. May, 25,000 shares; and Leroy Hardy, 25,000 shares. The warrants issued to the Company's directors are exercisable into Common Stock at $1.00 per share through December 31, 1999. Other than the exercise price, the terms and conditions of the warrants issued to the directors are identical to the warrants issued in the Company's private placement of Common Stock and warrants in October 1993 through June 1994. The fair market value of the Company's Common Stock, as determined by the Company's Board of Directors, was $0.50 per share on the date of the grant of the warrants.

   In September 1993, Don Zink was issued warrants to purchase 200,000 shares of the Company's Common Stock for financial and real estate services previously rendered to the Company. The warrants issued to Mr. Zink contain the same terms and conditions as those issued to directors of the Company and described above. The fair market value of the Company's Common Stock, as determined by the Company's Board of Directors, was $0.50 per share on the date of the grant of the warrants. In addition, Mr. Zink was issued an additional 40,000 shares of the Company's Common Stock pursuant to a consulting arrangement with the Company, whereby Mr. Zink had rendered financial and real estate services to the Company.

   In November 1993, Robert and Lynda Cullen, as trustees for the Cullen Family Trust, purchased 60,000 shares of Common Stock at $0.50 per share and warrants to purchase an additional 60,000 shares of Common Stock at an exercise price between $1.00 and $3.00 per share pursuant to the Company's private placement. In April 1994, the Cullen Family Trust purchased 140,000 shares of Common Stock and warrants to purchase an additional 140,000 shares of Common Stock on identical terms as those described above. In addition, in April 1994, the Cullen Family Trust was issued warrants to purchase an additional 60,000 shares of Common Stock at an exercise price between $1.00 and $3.00 per share for consulting services rendered to the Company by Mr. and Mrs. Cullen.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

     3.1.............   Articles of Incorporation of the Company.*

     3.2.............   Amendment to the Articles of Incorporation changing the
                        Company's name to TVM Global Entertainment, Inc.*

     3.3.............   Amendment to the Articles of Incorporation changing the
                        Company's name to Cinema Features, Inc.*

     3.4.............   Amendment to the Articles of Incorporation changing the
                        Company's name to Focal Corporation.*

     3.5.............   Restated Bylaws of the Company.*


     3.6.............   Amendment to the Articles of Incorporation authorizing
                        the Series A Convertible Preferred Stock.*

     4.1.............   Specimen stock certificate of the Company.*

     10.1............   Form of Warrant Certificate issued to directors of the
                        Company (schedule of directors receiving Warrants
                        attached thereto).*

     10.2............   Employment Agreement dated October 1, 1993 between the
                        Company and Howard M. Palmer.*

     10.3............   Agreement dated July 29, 1993 between the Company and
                        Howard M. Palmer, whereby the Company acquired operating
                        funds, management expertise and potential real estate
                        assets in exchange for Common Stock and future
                        consideration.*

     10.4............   Bill of Sale and Transfer of Rights in Movie Properties
                        dated June 27, 1993 between the Company and
                        Maverick Marketing Management, Inc.*

     10.5............   Form of Convertible Promissory Note.

     10.6............   Purchase Agreement dated June 18, 1996, between the
                        Registrant and Gilbert Arizona Development
                        Corporation.

     10.7............   Amendment to Purchase Agreement and Escrow Instructions
                        dated June 26, 1995, between the Registrant and
                        Myung Hee Lee.

_______________
* Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated November 26, 1993 or amendment thereto dated March 28, 1994 (Registration No. 0-22968) and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K.

     Inapplicable.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FOCAL CORPORATION



Dated: October 31, 1996       By: /s/ HOWARD M. PALMER
                                  -------------------------------------
                                      Howard M. Palmer, Chairman of the
                                      Board and President

  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                       Title                      Date
        ----                       -----                      ----
/s/ HOWARD M. PALMER      Chairman of the Board and    October 31, 1996
--------------------
Howard M. Palmer          President (Principal
                          Executive Officer)


/s/ A. G. KADING          Treasurer                    October 31, 1996
----------------
A. G. Kading              (Principal Financial
                          and Accounting Officer)


/s/ LEROY HARDY           Vice President and           October 29, 1996
---------------
Leroy Hardy               Director


/s/ GERALD W. MAY         Director                     October 29, 1996
-----------------
Gerald W. May

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                 JUNE 30, 1995



                         INDEX TO FINANCIAL STATEMENTS

                                                              Page
Independent Auditors' Report                                  F-2

Prior Independent Auditors' Report                         F-3 - F-4

Balance Sheet as of June 30, 1995                             F-5

Statements of Operations
 For the Years Ended June 30, 1995 and 1994                   F-6

Statement of Operations
 From Inception of Development Stage to June 30, 1995         F-7

Statement of Shareholders' Equity (Deficit)
 From Inception of Development Stage to June 30, 1995         F-8

Statements of Cash Flows
 For the Years Ended June 30, 1995 and 1994                   F-9

Statement of Cash Flows
 From Inception of Development Stage to June 30, 1995         F-10

Notes to Financial Statements                              F-11 - F-14


                         INDEPENDENT AUDITORS' REPORT


November 20, 1995


To the Board of Directors
Focal Corporation
Anaheim, California

We have audited the accompanying balance sheet of Focal Corporation (a development stage company) as of June 30, 1995, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Focal Corporation (a development stage company) from inception (July 1, 1993) to June 30, 1994 were audited by other auditors whose report has been furnished to us and is included in these financial statements. Our opinion insofar as it relates to the amounts included for Focal Corporation (a development stage company) for the period stated above, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Focal Corporation (a development stage company) as of June 30, 1995, and the results of their operations and their cash flows for the years ended June 30, 1995 and 1994 and from inception (July 1, 1993) to June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 11 to the financial statements, there is doubt about the ability of the company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Caldwell, Becker, Dervin, Petrick & Company
-----------------------------------------------
CALDWELL, BECKER, DERVIN, PETRICK & COMPANY
Woodland Hills, California

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


To the Board of Directors
Focal Corporation

We have audited the accompanying consolidated balance sheet of Focal Corporation and subsidiary as of June 30, 1994, and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Focal Corporation as of June 30, 1993 were audited by other auditors whose report dated August 2, 1993 on those financial statements included an explanatory paragraph that described the going concern issue and management's plan in Note 2(b) of those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Focal Corporation as of June 30, 1994, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has no operations, and has negative working capital and a stockholders' deficit at June 30, 1994. The Company's ability to achieve the described elements of its management plan are uncertain due to the lack of any identifiable sources of capital necessary to meet the required fiscal demands. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

KELLY & COMPANY

/s/ Kelly & Company
-------------------
Tustin, California
October 7, 1994

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 1995



                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                        $  3,702
                                              --------
  Total Current Assets                           3,702
                                              --------
REFUNDABLE LOAN COMMITMENT FEE (Note 2)        120,000

DEFERRED TAX ASSET (Note 3)                         --
                                              --------
       Total Assets                           $123,702
                                              ========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Accounts payable                                                  $   347,730
  Accrued expenses - related parties (Note 10)                           65,412
  Accrued taxes (Note 4)                                                 35,074
  Accrued vacation (Note 4)                                               6,230
  Interest payable                                                        2,487
  Notes payable (Note 5)                                                 30,000
  Loans payable - related parties (Note 6)                               15,000
  Loan payable (Note 7)                                                 150,000
  Loan fee payable                                                        5,000
                                                                    -----------
       Total Current Liabilities                                        656,933
                                                                    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock; 100,000,000 shares authorized, no shares
   outstanding, no par value                                                 --
  Common stock; 40,000,000 shares authorized, 2,690,676 shares
   issued and outstanding, $0.10 par value (Note 12)                    269,068
  Additional paid in capital                                          1,923,393
  Deficit accumulated before the development stage                   (1,739,945)
  Deficit accumulated during the development stage                     (985,747)
                                                                    -----------
       Total Shareholders' Equity (Deficit)                            (533,231)
                                                                    -----------
       Total Liabilities and Shareholders' Equity (Deficit)         $   123,702
                                                                    ===========


The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 1995 AND 1994




                                                        1995         1994
                                                     ---------    ---------
REVENUES (Note 1)                                    $       0    $       0

OPERATING COSTS AND EXPENSES                           511,625      472,322
                                                     ---------    ---------
       (Loss) Before Income Taxes                     (511,625)    (472,322)

PROVISION FOR INCOME TAXES                               1,000          800
                                                     ---------    ---------
       Net (Loss)                                    $(512,625)   $(473,122)
                                                     =========    =========
       (Loss) per common share and common share
       equivalent (Note 8)                           $    (.21)   $    (.25)
                                                     =========    =========


The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
             FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1995




REVENUES                               $       0

OPERATING COSTS AND EXPENSES             983,947
                                       ---------
       (Loss) Before Income Taxes       (983,947)

PROVISION FOR INCOME TAXES                 1,800
                                       ---------
       Net (Loss)                      $(985,747)
                                       =========


The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1995


                                                                                                  Total
                                                                                                  Share-
                       Common Stock        Preferred Stock      Additional                        holders'
                   -------------------    -----------------       Paid-in        Accumulated      Equity
                     Shares    Amount      Shares    Amount       Capital         Deficit        (Deficit)
                   ---------  ---------   --------  --------   ------------    --------------   -----------

July 1, 1993 -
 Balance at
 beginning of
 development
 stage             1,526,396  $ 152,640         --  $     --   $  1,576,181    $   (1,739,945)  $   (11,124)

    Stock issued
     for services    349,960     34,996                              21,484                          56,480

    Sale of stock    414,120     41,412                             165,648                         207,060

    Net (Loss)                                                                       (473,122)     (473,122)
                   ---------  ---------   --------  --------   ------------    --------------   -----------
Balance at
 June 30, 1994     2,290,476    229,048         --        --      1,763,313        (2,213,067)     (220,706)

    Stock issued
     for services    114,800     11,480                              45,920                          57,400

    Stock issued
     to officer
     in lieu of
     salary          200,000     20,000                              80,000                         100,000

    Sale of stock     75,400      7,540                              30,160                          37,700

    Stock issued
     for payment
     of note          10,000      1,000                               4,000                           5,000

    Net (Loss)                                                                       (512,625)     (512,625)
                   ---------  ---------   --------  --------   ------------    --------------   -----------
Balance at
 June 30, 1995     2,690,676  $ 269,068         --  $     --   $  1,923,393    $   (2,725,692)  $  (533,231)
                   =========  =========   ========  ========   ============    ==============   ===========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994



                                                                       1995          1994
                                                                    -----------   -----------
CASH FLOWS PROVIDED (USED) BY OPERATING
 ACTIVITIES:
    Net (loss)                                                      $  (512,625)  $  (473,122)
    Adjustments to reconcile net (loss) to net cash provided
     (used) by operating activities:
      Non-cash compensation and promotion                                    --        83,960
      Operating expenses paid by issuance of stock                       57,400            --
      Compensation to officer paid by issuance of stock                 100,000            --
      Operating expenses paid by reduction of loan
       commitment fee                                                    30,000            --
      Loss on write-off of assets                                            --       (18,250)
      Decrease in prepaid expenses                                       10,000            --
      Increase in accounts payable and accrued expenses                 218,282       210,810
                                                                    -----------   -----------
               Net Cash Flows (Used) by Operating Activities            (94,456)     (196,602)
                                                                    -----------   -----------
CASH FLOWS (USED) BY INVESTING ACTIVITIES:
    Refundable loan commitment fee                                     (150,000)           --
                                                                    -----------   -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of notes payable                                            50,000            --
    Issuance of common stock                                             37,700       207,060
    Issuance of loan payable                                            150,000            --
                                                                    -----------   -----------
               Net Cash Flows Provided by Financing Activities          237,700       207,060
                                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH                                          (6,756)       10,458

CASH AT THE BEGINNING OF THE YEAR                                        10,458             0
                                                                    -----------   -----------
CASH AT THE END OF THE YEAR                                         $     3,702   $    10,458
                                                                    ===========   ===========

ADDITIONAL DISCLOSURES:
    Cash paid during each year for:
        Interest                                                    $         0   $         0
                                                                    ===========   ===========
        Income taxes                                                $     1,000   $         0
                                                                    ===========   ===========
NON CASH INVESTING AND FINANCING
 TRANSACTIONS:
    Common stock issued in consideration of loan                    $     5,000   $        --
                                                                    ===========   ===========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
             FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1995

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net (loss)                                                          $(985,747)
    Adjustments to reconcile net (loss) to net cash provided
     (used) by operating activities:
      Non-cash compensation and promotion                                  83,960
      Operating expenses paid by issuance of stock                         57,400
      Compensation to officer paid by issuance of stock                   100,000
      Operating expenses paid by reduction of loan commitment fee          30,000
      Loss on write-off of assets                                         (18,250)
      Decrease in prepaid expenses                                         10,000
      Increase in accounts payable and accrued expenses                   429,092
      Increase in interest payable                                          2,487
                                                                        ---------
               Net Cash Flows (Used) by Operating Activities             (291,058)
                                                                        ---------
CASH FLOWS (USED) BY INVESTING ACTIVITIES
    Refundable loan commitment fee                                       (150,000)
                                                                        ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of notes payable                                              50,000
    Issuance of common stock                                              244,760
    Issuance of loan payable                                              150,000
                                                                        ---------
               Net Cash Flows Provided by Financing Activities            444,760
                                                                        ---------
NET INCREASE IN CASH                                                        3,702

CASH AT THE BEGINNING OF THE PERIOD                                             0
                                                                        ---------
CASH AT JUNE 30, 1995                                                   $   3,702
                                                                        =========
ADDITIONAL DISCLOSURES:
    Cash paid during the period for:
      Interest                                                          $       0
                                                                        =========
      Income taxes                                                      $   1,000
                                                                        =========
NON CASH INVESTING AND FINANCING TRANSACTIONS:
    Common stock issued in consideration of loan                        $   5,000
                                                                        =========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995



NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Focal Corporation was incorporated in the State of Utah in 1980 as Petro-Funding. The Company sold and distributed its assets from the movie distribution business during May and June of 1993. The Company then changed the focus of its business on July 1, 1993 to the acquisition, development and management of commercial real estate, primarily shopping centers. The Company has not acquired any properties as of the date of this report, and has not recognized any income from the date of inception (July 1, 1993) to June 30, 1995. As the Company was involved in other businesses prior to July 1, 1993, an accumulated deficit of $1,739,945 had been incurred to the last day of those operations on June 30, 1993. Focal Corporation has not generated revenue since the sale and distribution of assets from the movie distribution business during May and June of 1993, as such, the accompanying financial statements have been prepared using the accounting formats described for development stage companies since July 1, 1993.

Income Taxes

The Company files federal income and state franchise tax returns. The Company accounts for deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), which it adopted during 1994. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

NOTE 2 - REFUNDABLE LOAN COMMITMENT FEE

The Company has a refundable loan commitment deposit in an account with a bank. This is a deposit toward a loan commitment fee for a pending project. The project, for which the deposit was made, was due to close as of November 21, 1994; however, as of the date of the financial statements the project has not closed and the deposit remains with the bank. The original deposit was $150,000. As of June 30, 1995 $120,000 remains on deposit (see Note 7). As of the date of the financial statements, the Company has incurred approximately $24,500 of costs associated with this loan commitment. These costs will be applied against the refundable deposit.

NOTE 3 - INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax return bases of assets and liabilities.
Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes on these accounts are expected to be paid or recovered. Accordingly, the current period tax provision can be affected by the enactment of new tax rates.

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995



NOTE 3 - INCOME TAXES (CONTINUED)

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at June 30, 1995:

Deferred Tax Asset - Non-Current          $ 393,600
Deferred Tax Liability - Non-Current             --
                                          ---------
                                            393,600
Valuation allowance                        (393,600)
                                          ---------

Net Deferred Tax Asset - Non-Current      $       0
                                          =========

The deferred tax asset results from ordinary loss carryforwards available to reduce future taxable income. The valuation allowance account is established to reduce the tax asset account to $0 because the operating losses may not be utilized. The valuation allowance increased by $204,800 from June 30, 1994 to June 30, 1995 as a result of additional operating losses.

As of June 30, 1995 and 1994, for income tax purposes, the Company had approximately $984,000 and $472,000, respectively, of ordinary loss carryforward available to reduce future taxable income through the year 2010.

NOTE 4 - ACCRUED EXPENSES

The Company has $35,074 of accrued payroll taxes which existed as of June 30, 1994 for individuals held out to be employees rather than independent contractors. No assessment has been imposed for such taxes. However, because at the present time there is no assurance that the taxes or applicable penalties and interest will not be imposed, the estimated payroll taxes have remained accrued.

The Company has $6,230 of accrued vacation pay from June 30, 1994 for the president of the Company. The president of the Company has waived his rights to vacation pay earned during fiscal year 1995. Accrued vacation pay from June 30, 1994 will be paid when funds are available.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 1995:
Note payable - David Pamintuan, with interest at 12%, currently due       $15,000

Notes payable - various individuals, with interest at 10%, currently due   15,000
                                                                          -------
                                                                          $30,000
                                                                          =======

Neither of these notes is collateralized. Renewal of these notes is at the discretion of the holders. However, management expects renewals to occur in the normal course of business for the foreseeable future.

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995



NOTE 6 - LOANS PAYABLE - RELATED PARTIES

Loans payable - related parties consisted of the following at June 30, 1995:

Loan payable - K. Palmer, son of Howard Palmer, no stated terms               $10,000

Loan payable - Howard Palmer, president of the Company, no stated terms         5,000
                                                                              -------
                       Total Loans Payable                                    $15,000
                                                                              =======

Neither of these loans is collateralized. Renewal of these loans is at the discretion of the holders. However, management expects renewals to occur in the normal course of business for the foreseeable future.

NOTE 7 - LOAN PAYABLE

The Company received an unsecured loan from a non-related third party. The loan was due on November 21, 1994 (the anticipated closing date of the pending project as referenced in Note 2); however, as of the date of the financial statements, the pending project has not closed and the loan has not been paid. Upon either closing or termination of the pending project, the full $150,000 is payable to the non-related third party. Interest is not accruing on this payable.

NOTE 8 - LOSS PER COMMON SHARE

Primary loss per common and common equivalent share, assuming no dilution, is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the years ended June 30, 1995 and 1994 was 2,453,368 and 1,863,386, respectively. Fully diluted per share data is not presented as the effects would be antidilutive.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with its president that provides for a monthly salary and annual vacation pay. The contract expires at June 30, 1996. At the present time, due to lack of Company funds, this amount is being accrued. However, the president of the Company has elected to waive his rights to all vacation pay earned during fiscal year 1995 and, as such, no amounts have been accrued for that period.

The Company has been named in lawsuits for unpaid expenses to vendors. These expenses have been accrued by the Company.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has accrued expenses of $65,412 due to officer and directors of the Company at June 30, 1995. The Company issued stock valued at $100,000 to Howard Palmer, president of the Company, in lieu of salary during fiscal year 1995.

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995



NOTE 11 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and is dependent upon funds from a private placement for funding its day-to-day cash requirements. The Company has been directing its efforts to acquiring well-leased, existing ten to twenty acre discount shopping centers, anchored by major national retail tenants. The Company has located properties in Arizona, California and Nevada that fit its investment criteria and is exploring ways to finance the acquisition of these properties. If the Company is able to acquire these properties, the properties may generate adequate revenues for the Company to finance its operations. The Company's president, who has been in the discount shopping center development business for over twenty-five years, is currently working with representatives of national retail chains to select possible sites in various areas for future development of shopping centers. The Company proposes to construct the facilities and lease them back to the retailers on long term leases. At the present time there is no assurance that these events will take place. The effect of the foregoing matters raises substantial doubt about the ability of the Company to continue as a going concern. As discussed in Notes 5 and 6, the Company is also dependent upon creditors not calling the loans.

NOTE 12 - WARRANTS TO PURCHASE COMMON STOCK

In connection with the restructuring of the Company, 774,637 warrants were issued to certain officers and key employees of the Company to purchase common stock. Each warrant represents the right to purchase one share of the Company's common stock for $1 per share. The warrants expired on December 31, 1995.

In connection with the private placement that took place during 1994, the Company issued 234,120 warrants to the investors to purchase common stock at $2 per share through December 31, 1994 and $3 per share from January 1, 1995 to December 31, 1995. There are certain provisions in the warrant for adjustment of the exercise price if certain events occur. It is not possible to determine at this time if the exercise price would be adjusted. The warrants expired on December 31, 1995.

In connection with the issuance of stock and notes payable during 1995, the Company issued 425,200 warrants to purchase common stock at prices ranging from $1.00 per share to $3.00 per share. The warrants expire at different times through July 31, 1998.

                                 EXHIBIT INDEX

Exhibit No.                   Description                               Page No.
-----------                   -----------                               --------

    3.1         Articles of Incorporation of the Company.*

    3.2 Amendment to the Articles of Incorporation changing the Company's name to TVM Global Entertainment, Inc.*

    3.3 Amendment to the Articles of Incorporation changing the Company's name to Cinema Features, Inc.*

    3.4 Amendment to the Articles of Incorporation changing the Company's name to Focal Corporation.*

    3.5         Restated Bylaws of the Company.*

    3.6 Amendment to the Articles of Incorporation authorizing the Series A Convertible Preferred Stock.*

    4.1         Specimen stock certificate of the Company.*

   10.1 Form of Warrant Certificate issued to directors of the Company.*

   10.2 Employment Agreement dated October 1, 1993 between the Company and Howard M. Palmer.*

   10.3         Agreement dated July 29, 1993 between the Company and
                Howard M. Palmer, whereby the Company acquired operating funds, management expertise and potential real estate assets in exchange for Common Stock and future consideration.*

   10.4 Bill of Sale and Transfer of Rights in Movie Properties dated June 27, 1993 between the Company and Maverick
                Marketing Management, Inc.*

   10.5         Form of Convertible Promissory Note.

   10.6         Purchase Agreement dated June 18, 1996, between the
                Registrant and Gilbert Arizona Development Corporation.

   10.7 Amendment to Purchase Agreement and Escrow Instructions dated June 26, 1995, between the Registrant and Myung Hee Lee.

   27           Financial Data Schedule

_______________
* Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated November 26, 1993 or amendment thereto dated March 28, 1994 (Registration No. 0-22968) and incorporated herein by reference.