Form 10KSB40
period 1996-06-30
FOCAL CORP
filed 1997-06-19
CIK 915461

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-22968

                               FOCAL CORPORATION
                 (Name of small business issuer in its charter)

             UTAH                                                 87-0363789
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


        1415 W. NORTH ST., #302 ANAHEIM,
                  CALIFORNIA                                      92801
     --------------------------------------                      --------
    (Address of principal executive offices)                    (Zip Code)


       Issuer's telephone number (including area code):   (714) 635-8821

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.10 par value per share
                    ---------------------------------------
                                (Title of Class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes      No  X
                                                                    ---     ---

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 1997 was approximately $883,008.

     The number of shares outstanding of the registrant's only class of Common Stock, $0.10 par value per share, was 3,740,576 on March 17, 1997.

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

  The Company is in various stages of negotiation to acquire properties in Las Vegas, Nevada (three shopping centers), Santa Clarita, California (one shopping center), Lancaster, California (one shopping center), Phoenix, Arizona (one shopping center), San Bernardino, California (developable land), Victorville, California (developable land) and Barstow, California (developable land). Each of the shopping centers is anchored by a major national retailer (such as K-
Mart) on a long-term lease, and range in size from 77,000 square feet to 297,733 square feet. The unimproved parcels are zoned for commercial use, and the Company has received preliminary indications of interest from major national retailers to be the anchor tenants. The parcels range in size from 17 to 42 acres.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company occupies a small office in Anaheim, California provided by Palmer Development Company, an affiliate of the Company's President. The Company presently pays no rent. Management of the Company considers the office space to be adequate to meet the current demands of the Company's business; however, the Company is currently looking at larger office space in Orange County, California, which will accommodate a small property management and administrative staff. The Company expects to begin paying rent of approximately $1,800 per month in late 1997.

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

  As of March 17, 1997, there were 3,740,576 shares of the Company's Common Stock issued and outstanding, held of record by 443 shareholders.

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

  Currently, the Company does not own or manage any shopping centers or other real properties. In addition, the Company does not have funds necessary for the acquisition or development of shopping centers. However, the Company intends to rely on its management to successfully negotiate the acquisition of existing shopping centers and vacant land in exchange for shares of the Company's Common Stock or Convertible Preferred Stock. It is anticipated that each such acquisition will be separately negotiated based on the owner's equity or tax base in the subject property. No assurance can be given, however, that management will be able to convince sellers of desirable properties to accept the Company's securities in lieu of cash or a secured note. See "Description of Business."

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

  Although the Company currently intends to acquire shopping centers in exchange for shares of the Company's Common Stock or Convertible Preferred Stock, if the Board of Directors determines that additional or other funding is required to acquire the shopping centers, the Company may attempt to raise such funds through equity offerings, debt financing or retention of cash flow, or a combination of these methods. If the Board of Directors determines to raise equity capital, it has the authority, without shareholder approval, to issue shares of Common Stock or Convertible Preferred Stock in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a shareholder's investment in the Company. Indebtedness incurred by the Company may be in the form of bank borrowings, purchase money obligations to the sellers of properties, secured and unsecured, and publicly and privately placed debt investments. Such indebtedness may be recourse to all of the properties of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new properties.

Results of Operations

  The Company had no revenue from operations during the fiscal years ended June 30, 1996 and 1995.

  The Company's expenses during the fiscal years ended June 30, 1996 and 1995 amounted to $301,941 and $511,625, respectively. Expenses decreased by $209,684 primarily as a result of decreases in costs associated with due diligence investigations of various real properties in California, Arizona, Nevada and other areas. Fees and advances to professional advisors and real estate and financial consultants accounted for a substantial portion of expenses in the fiscal year ended June 30, 1995.

  The Company had a net loss of $268,936 for the fiscal year ended June 30, 1996, and a net loss of $512,625 for the fiscal year ended June 30, 1995. Because there was no revenue generated during those periods, these losses generally represent the Company's operating expenses plus income tax.

Liquidity and Capital Resources

  The Company's liquidity over the past two years has been materially and adversely affected by continuing operating losses. The Company has experienced total net losses of $781,561 for the two years ended June 30, 1996. As described in Note 11 to the Company's financial statements, the Company currently has no operations and is dependent on private debt and equity financing to fund its day to day cash requirements. Accordingly, the independent auditors' report covering the Company's financial statements is qualified as to the Company's ability to continue as a going concern.

  The Company is in the process of attempting to raise approximately $500,000 ("Offering") for working capital. The offering is expected to consist of Common Stock and Warrants to purchase Common Stock, and will be made to "accredited investors" only pursuant to Regulation D under the Securities Act of 1933.

  During January and April 1997, the Company raised $96,000 through the sale of Convertible Notes. The Convertible Notes are convertible into 192,000 shares of Common Stock. The purchasers of the Convertible Notes also received Warrants to purchase an additional 192,000 shares of Common Stock.

  At June 30, 1996, the Company had total liabilities of $922,167, of which (i) $225,412 represented expense reimbursements and loans payable to officers and directors and their families (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments), (ii) $388,905 represented accounts payable to others (principally professional advisors and real estate and financial consultants) and (iii) $35,874 represented accrued taxes. On that same date, the Company had assets totaling $120,000, all of which represented a refundable loan commitment fee.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The directors*, executive officers and significant personnel of the Company and their ages are as follows:


    Name                      Age            Position
    ----                      ---            --------

Howard M. Palmer               64       Chairman of the Board,
                                        President and Director

Leroy Hardy                    59       Vice President and Director

Gerald W. May                  57       Director

A. G. Kading                   48       Treasurer

Richard C. Shinn               65       Secretary

_______________
* The Company's Board of Directors have been operating with two vacancies and will continue to do so until suitable candidates can be identified and agree to join the Board.

  HOWARD M. PALMER has been Chairman of the Board, President and a director of the Company since 1993. Before that time, Mr. Palmer was the owner of Palmer Development Company, a real estate development and investment firm in Anaheim, California, for the last five years. Mr. Palmer has over 25 years of experience developing neighborhood and discount shopping centers throughout the Western United States. Mr. Palmer is a licensed real estate broker in California and a graduate of the University of Southern California.

  LEROY HARDY has been a director and the Vice President of the Company since 1993. In addition to his positions with the Company, Mr. Hardy has been operating a computer accounting service firm in Denver, Colorado for the last five years. Mr. Hardy also has served as an assistant vice president of operations for the First National Bank and Trust Company of Wyoming and an independent oil and gas landman. Mr. Hardy attended the University of Wyoming. On July 13, 1992, Mr. Hardy filed for a reorganization under Chapter 13 of the United States Bankruptcy Code in connection with a work-out with the Internal Revenue Service pertaining to a tax liability. Under the reorganization, Mr. Hardy and the IRS agreed to amount owing and a payment plan, which Mr. Hardy satisfied. The Chapter 13 case was dismissed in June 1996.

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

  RICHARD C. SHINN has been Secretary of the Company since 1997. Mr. Shinn is, and for the past ten years has been, president of Bell Financial, Inc., a financial consulting firm. He received a degree in business management from the University of Texas.

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

  Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 1996 and thereafter, or any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1996 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

  Effective October 1, 1993, Howard Palmer entered into an employment agreement with the Company, pursuant to which Mr. Palmer is entitled to base cash compensation of $120,000 per year. In September 1996, Mr. Palmer agreed to accept 240,000 shares of Common Stock in lieu of one year's cash compensation. The remainder of his compensation is being accrued. The Company also maintains a reimbursement policy whereby executive officers are reimbursed for actual expenses incurred in connection with the management of the Company and its business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth as of March 17, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.


                                         Amount and Nature
  Name and Address                   of Beneficial Ownership                  Percent of
of Beneficial Owner/(1)(2)/               of Common Stock                  Common Stock/(3)/
---------------------------          -----------------------              ------------------

Howard M. Palmer/(4)/                      1,256,000                             30.0%

Julia Murray/(5)/                            800,000                             21.4%

Robert and Lynda Cullen/(6)/                 551,584                             13.3%
1050 N. Anaheim Blvd.
Anaheim, California  92801

Estate of James T. Hays/(7)/                 302,018                              8.0%
c/o Focal Corporation
518 Dwyer Drive
Anaheim, California  92801

David Pamintuan/(8)/                         263,930                              6.4%
14605 W. Wild Oak Drive
Canyon Country, California 91351

Don Zink/(9)/                                254,500                              6.5%
2100 Sepulveda Blvd., #24
Manhattan Beach, California 90266

William Jones                                200,000                              5.3%
P. O. Box 27282
Tempe, Arizona 85285

Leroy Hardy/(10)/                             79,783                              2.1%

Gerald W. May/(11)/                           79,783                              2.1%

All Directors and Officers                 1,385,783                             32.8%
as a Group (4 persons)

__________________
(1) The address of each officer and director is c/o Focal Corporation, 1415 W. North St., #302, Anaheim, California 92801.

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

(4) Includes 556,000 shares which Mr. Palmer owns of record. Also includes (i) 260,000 shares held by Coast Advisors, Inc., a Nevada corporation affiliated with Mr. Palmer and (ii) warrants to purchase 440,000 shares. Mr. Palmer is the President and Chairman of the Board of Directors of the Company.

(5) Consists of 800,000 shares held in an informal escrow pending performance by Ms. Murray with respect to obtaining a $5,000,000 loan for the Company.

(6) Includes (i) 200,000 shares held of record by the Cullen Family Trust, a trust administered by the Cullens, (ii) warrants to purchase 340,792 shares held by the Cullen Family Trust and (iii) a convertible note held by the Cullen Family Trust which is convertible into 10,792 shares.

(7) Prior to his death on July 17, 1994, Mr. Hays was the Secretary and a director of the Company. Mr. Hays owned the Company's Common Stock as follows: (i) 4,637 shares held directly by Mr. Hays, (ii) 50,000 shares held by Mr. Hays and his wife as joint tenants, (iii) 27,568 shares held directly by Mr. Hays' wife, (iv) 135,393 shares held by Focal Development Corporation, a Colorado corporation controlled by Mr. Hays' wife ("FDC") and (v) 29,783 shares held by Interdec Corporation, a Colorado corporation affiliated with Mr. Hays ("Interdec"), and (vi) warrants to purchase 54,637 shares.

(8) Includes 66,680 shares which Mr. Pamintuan owns of record. Also includes warrants to purchase 139,250 shares and convertible notes which are convertible into 58,000 shares.

(9) Includes (i) 54,500 shares held by 1st S. I. Fund Trust, a trust administered by Mr. Zink and (ii) warrants to purchase 200,000 shares.

(10) Includes 25,000 shares which Mr. Hardy owns of record. Also includes 29,783 shares held by Interdec, for which Mr. Hardy serves as an officer and director and warrants to purchase 25,000 shares.

(11) Includes 25,000 shares which Mr. May owns of record. Also includes 29,783 shares held by Interdec, for which Mr. May serves as an officer and director and warrants to purchase 25,000 shares.

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

   In September 1993, Robert and Lynda Cullen, as trustees for the Cullen Family Trust, were granted warrants to purchase 120,000 shares of Common Stock at an exercise price between $1.00 and $3.00 per share for consulting services rendered to the Company. In December 1993 the Cullen Family Trust purchased 60,000 shares of Common Stock for $.50 per share and was granted warrants to purchase an additional 60,000 shares of Common Stock in terms identical to those described above. In February 1994, the Cullen Family Trust purchased 140,000 shares of Common Stock and was granted warrants to purchase an additional 140,000 shares of Common Stock on terms identical to those described above. In January 1995, the Cullen Family Trust was granted warrants to purchase 10,000 shares of Common Stock on terms identical to those described above. In September 1995, the Cullen Family Trust acquired a Convertible Note in the principal amount of $5,395.84, which is convertible into 10,792 shares of Common Stock and, in connection therewith, was granted a warrant to purchase an additional 10,792 shares of Common Stock on terms identical to those described above.

   At various times between October 1993 and June 1995, David Pamintuan purchased an aggregate of 66,680 shares of Common Stock for $.50 per share, and was granted warrants to purchase an additional 81,250 shares of Common Stock on terms identical to those described above with respect to the Cullens. During September and November 1995, Mr. Pamintuan acquired Convertible Notes in the aggregate principal amount of $29,000, which are convertible into 58,000 shares of Common Stock and, in connection therewith, was granted warrants to purchase an additional 58,000 shares of Common Stock on terms identical to those described above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

     3.1...........     Articles of Incorporation of the Company.*

     3.2...........     Amendment to the Articles of Incorporation changing the
                        Company's name to TVM Global Entertainment, Inc.*

     3.3...........     Amendment to the Articles of Incorporation changing the
                        Company's name to Cinema Features, Inc.*

     3.4...........     Amendment to the Articles of Incorporation changing the
                        Company's name to Focal Corporation.*

     3.5...........     Restated Bylaws of the Company.*

     3.6...........     Amendment to the Articles of Incorporation authorizing
                        the Series A Convertible Preferred Stock.*

     4.1...........     Specimen stock certificate of the Company.*

     10.1..........     Form of Warrant Certificate issued to directors of the
                        Company (schedule of directors receiving Warrants attached thereto).*

     10.2..........     Employment Agreement dated October 1, 1993 between the
                        Company and Howard M. Palmer.*

     10.3..........     Agreement dated July 29, 1993 between the Company and
                        Howard M. Palmer, whereby the Company acquired operating funds, management expertise and potential real estate assets in exchange for Common Stock and future consideration.*

     10.4..........     Bill of Sale and Transfer of Rights in Movie Properties
                        dated June 27, 1993 between the Company and Maverick
                        Marketing Management, Inc.*

     10.5..........     Form of Convertible Promissory Note.**

     10.6..........     Purchase Agreement dated June 18, 1996, between the
                        Registrant and Gilbert Arizona Development
                        Corporation.**

     10.7..........     Amendment to Purchase Agreement and Escrow Instructions
                        dated June 26, 1995, between the Registrant and Myung
                        Hee Lee.**

_______________
* Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated November 26, 1993 or amendment thereto dated March 28, 1994 (Registration No. 0-22968) and incorporated herein by reference.

** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K.

     Inapplicable.

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1996



                         INDEX TO FINANCIAL STATEMENTS

                                                              Page

Independent Auditors' Report                               F-2

Prior Independent Auditors' Report                      F-3 - F-4

Balance Sheet as of June 30, 1996                          F-5

Statements of Operations
 For the Years Ended June 30, 1996 and 1995                F-6

Statement of Operations
 From Inception of Development Stage to June 30, 1996      F-7

Statements of Shareholders' Equity (Deficit)
 From Inception of Development Stage to June 30, 1996      F-8

Statements of Cash Flows
 For the Years Ended June 30, 1996 and 1995                F-9

Statement of Cash Flows
 From Inception of Development Stage to June 30, 1996      F-10

Notes to Financial Statements                          F-11 - F-14


                          INDEPENDENT AUDITORS' REPORT


April 29, 1997


To the Board of Directors
Focal Corporation
Anaheim, California

We have audited the accompanying balance sheet of Focal Corporation (a development stage company) as of June 30, 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Focal Corporation (a development stage company) from inception (July 1, 1993) to June 30, 1994 were audited by other auditors whose report has been furnished to us and is included in these financial statements. Our opinion insofar as it relates to the amounts included for Focal Corporation (a development stage company) for the period stated above, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Focal Corporation (a development stage company) as of June 30, 1996, and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995 and from inception (July 1, 1993) to June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 12 to the financial statements, there is doubt about the ability of the company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California

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


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


KELLY & COMPANY


/s/ Kelly & Company

Tustin, California
October 7, 1994

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 1996


                                     ASSETS
REFUNDABLE LOAN COMMITMENT FEE (Notes 2 and 14)                      $  120,000

DEFERRED TAX ASSET (Note 3)                                                  --
                                                                     ----------

       Total Assets                                                  $  120,000
                                                                     ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Bank overdraft                                                    $       411
  Accounts payable                                                      388,905
  Accrued payroll                                                        10,333
  Accrued payroll - president (Notes 11 and 13)                         180,000
  Accrued expenses - related parties (Note 11)                           35,412
  Accrued payroll taxes (Note 4)                                         33,434
  Accrued income taxes                                                    2,440
  Interest payable                                                        6,517
  Notes payable (Note 5)                                                102,046
  Loan payable - related party (Note 6)                                  10,000
  Advances from president (Note 7)                                        2,669
  Loan payable (Notes 8 and 14)                                         150,000
                                                                    -----------

       Total Current Liabilities                                        922,167
                                                                    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock; 100,000,000 shares authorized, no shares
  outstanding, no par value                                                  --
  Common stock; 40,000,000 shares authorized, 2,690,676 shares
  issued and outstanding, $0.10 par value (Note 13)                     269,068
  Additional paid in capital                                          1,923,393
  Deficit accumulated before the development stage                   (1,739,945)
  Deficit accumulated during the development stage                   (1,254,683)
                                                                    -----------
       Total Shareholders' Equity (Deficit)                            (802,167)
                                                                    -----------
       Total Liabilities and Shareholders' Equity (Deficit)         $   120,000
                                                                    ===========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                        1996         1995
                                                     ----------   -----------

REVENUES (Note 1)                                    $       0     $       0

OPERATING COSTS AND EXPENSES                           301,941       511,625

OTHER INCOME
  Relief of debt (Note 10)                              34,605             0
                                                     ---------     ---------

       (Loss) Before Income Taxes                     (267,336)     (511,625)

PROVISION FOR INCOME TAXES                               1,600         1,000
                                                     ---------     ---------

       Net (Loss)                                    $(268,936)    $(512,625)
                                                     =========     =========

       (Loss) per common share and common share
        equivalent (Note 9)                          $    (.10)    $    (.21)
                                                     =========     =========


The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1996





REVENUES                               $         0

OPERATING COSTS AND EXPENSES             1,285,888

OTHER INCOME
  Relief of debt (Note 10)                  34,605
                                       -----------

       (Loss) Before Income Taxes       (1,251,283)

PROVISION FOR INCOME TAXES                   3,400
                                       -----------

       Net (Loss)                      $(1,254,683)
                                       ===========


The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1996



                                                                                                                      Total
                                  Common Stock              Preferred Stock           Additional                      Share-
                             ----------------------    --------------------------      Paid-in      Accumulated       Equity
                               Shares      Amount        Shares         Amount         Capital        Deficit        (Deficit)
                             ---------    ---------    -----------    -----------    -----------    ------------    -----------
July 1, 1993 -
 Balance at
 beginning of
 development
 stage                       1,526,396    $ 152,640             --       $     --     $1,576,181     $(1,739,945)   $ (11,124)

  Stock issued
   for services                349,960       34,996                                       21,484                       56,480

  Sale of stock                414,120       41,412                                      165,648                      207,060

  Net (Loss)                                                                                            (473,122)    (473,122)
                             ---------    ---------        -------       --------     ----------     -----------     --------

Balance at
 June 30, 1994               2,290,476      229,048             --             --      1,763,313      (2,213,067)    (220,706)

  Stock issued
   for services                114,800       11,480                                       45,920                       57,400

  Stock issued
   to officer
   in lieu of
   salary                      200,000       20,000                                       80,000                      100,000

  Sale of stock                 75,400        7,540                                       30,160                       37,700

  Stock issued
   for payment
   of note                      10,000        1,000                                        4,000                        5,000

  Net (Loss)                                                                                            (512,625)    (512,625)
                             ---------    ---------        -------       --------     ----------     -----------     --------

Balance at
 June 30, 1995               2,690,676      269,068                                    1,923,393      (2,725,692)    (533,231)

  Net (Loss)                                                                                  --        (268,936)    (268,936)
                             ---------    ---------        -------    -----------     ----------     -----------     --------

Balance at
 June 30, 1996               2,690,676    $ 269,068             --    $        --     $1,923,393     $(2,994,628)   $(802,167)
                             =========    =========        =======    ===========     ==========     ===========    =========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                                                   1996          1995
                                                                -----------   -----------

CASH FLOWS PROVIDED (USED) BY OPERATING
 ACTIVITIES:
  Net (loss)                                                     $(268,936)    $(512,625)
  Adjustments to reconcile net (loss) to net cash provided
   (used) by operating activities:
    Operating expenses paid by issuance of stock                        --        57,400
    Compensation to officer paid by issuance of stock                   --       100,000
    Operating expenses paid by reduction of loan
     commitment fee                                                     --        30,000
    Decrease in prepaid expenses                                        --        10,000
    Increase in interest payable                                     4,030         2,487
    Increase in accounts payable and accrued expenses              191,078       218,282
                                                                 ---------     ---------

        Net Cash Flows (Used) by Operating Activities              (73,828)      (94,456)
                                                                 ---------     ---------

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
  Refundable loan commitment fee                                        --      (150,000)
                                                                 ---------     ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of notes payable                                         72,046        50,000
  Issuance of common stock                                              --        37,700
  Issuance of loan payable                                              --       150,000
  Decrease in advances from president                               (2,331)           --
                                                                 ---------     ---------

        Net Cash Flows Provided by Financing Activities             69,715       237,700
                                                                 ---------     ---------

NET (DECREASE) IN CASH                                              (4,113)       (6,756)

CASH AT THE BEGINNING OF THE YEAR                                    3,702        10,458
                                                                 ---------     ---------

CASH (OVERDRAFT) AT THE END OF THE YEAR                          $    (411)    $   3,702
                                                                 =========     =========


ADDITIONAL DISCLOSURES:
  Cash paid during each year for:
      Interest                                                   $   3,859     $   1,500
                                                                 =========     =========

      Income taxes                                               $   1,121     $   1,000
                                                                 =========     =========

NON CASH INVESTING AND FINANCING
 TRANSACTIONS:
  Common stock issued in consideration of loan                   $      --     $   5,000
                                                                 =========     =========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1996



CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net (loss)                                                         $(1,254,683)
  Adjustments to reconcile net (loss) to net cash provided
   (used) by operating activities:
    Non-cash compensation and promotion                                   83,960
    Operating expenses paid by issuance of stock                          57,400
    Compensation to officer paid by issuance of stock                    100,000
    Operating expenses paid by reduction of loan commitment fee           30,000
    Loss on write-off of assets                                          (18,250)
    Decrease in prepaid expenses                                          10,000
    Increase in accounts payable and accrued expenses                    620,170
    Increase in interest payable                                           6,517
        Net Cash Flows (Used) by Operating Activities                   (364,886)
                                                                       ---------
CASH FLOWS (USED) BY INVESTING ACTIVITIES:
  Refundable loan commitment fee                                        (150,000)
                                                                       ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of notes payable                                              122,046
  Issuance of common stock                                               244,760
  Issuance of loan payable                                               150,000
  Decrease in advances from president                                     (2,331)
                                                                       ---------

        Net Cash Flows Provided by Financing Activities                  514,475
                                                                       ---------

NET (DECREASE) IN CASH                                                      (411)

CASH AT THE BEGINNING OF THE PERIOD                                            0
                                                                       ---------

CASH (OVERDRAFT) AT JUNE 30, 1996                                      $    (411)
                                                                       =========

ADDITIONAL DISCLOSURES:
  Cash paid during the period for:
      Interest                                                         $   5,359
                                                                       =========

      Income taxes                                                     $   2,121
                                                                       =========

NON CASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued in consideration of loan                         $   5,000
                                                                       =========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Focal Corporation was incorporated in the State of Utah in 1980 as Petro-Funding. The Company sold and distributed its assets from the movie distribution business during May and June of 1993. The Company then changed the focus of its business on July 1, 1993 to the acquisition, development and management of commercial real estate, primarily shopping centers. The Company has not acquired any properties as of the date of this report, and has not recognized any income from the date of inception (July 1, 1993) to June 30, 1996. As the Company was involved in other businesses prior to July 1, 1993, an accumulated deficit of $1,739,945 had been incurred to the last day of those operations on June 30, 1993. Focal Corporation has not generated revenue since the sale and distribution of assets from the movie distribution business during May and June of 1993. As such, the accompanying financial statements have been prepared using the accounting formats prescribed for development stage companies since July 1, 1993.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - REFUNDABLE LOAN COMMITMENT FEE

The Company has a refundable loan commitment deposit in an account with a bank. This is a deposit toward a loan commitment fee for a pending project. The project, for which the deposit was made, was due to close as of November 21, 1994; however, as of the date of the financial statements the project has not closed and the deposit remains with the bank. The original deposit was $150,000. As of June 30, 1996 $120,000 remains on deposit (see Note 8). As of the date of the financial statements, the Company has incurred approximately $47,500 of costs associated with this loan commitment. These costs will be applied against the refundable deposit. See Note 14 regarding subsequent events.

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

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 3 - INCOME TAXES (CONTINUED)

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at June 30, 1996:


Deferred Tax Asset - Non-Current          $ 506,600
Deferred Tax Liability - Non-Current             --
                                          ---------
                                            506,600
Valuation allowance                        (506,600)
                                          ---------

Net Deferred Tax Asset - Non-Current      $       0
                                          =========

The deferred tax asset results from ordinary loss carryforwards available to reduce future taxable income. The valuation allowance account is established to reduce the tax asset account to $0 because the operating losses may not be utilized. The valuation allowance increased by $113,000 from June 30, 1995 to June 30, 1996 as a result of additional operating losses.

As of June 30, 1996 and 1995, for income tax purposes, the Company had approximately $1,251,000 and $984,000, respectively, of ordinary loss carryforward available to reduce future taxable income through the year 2011.

NOTE 4 - ACCRUED PAYROLL TAXES

The Company has $33,434 of accrued payroll taxes which existed as of June 30, 1994 for individuals believed to be employees rather than independent contractors. No assessment has been imposed for such taxes. However, because at the present time there is no assurance that the taxes or applicable penalties and interest will not be imposed, the estimated payroll taxes have remained accrued. This accrual will expire June 30, 1997.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 1996:

Note payable - David Pamintuan, with interest at 12%, due October 31, 1996                     $ 16,500
Note payable - David Pamintuan, with interest at 12%, due November 14, 1996                      12,500
Note payable - Frances and/or William Platts, with interest at 12%, due October 31, 1996         12,000
Note payable - Robert Erickson, with interest at 12%, due September 21, 1996                      9,000
Note payable - Commercial Ventures, Inc., with interest at 12%, due October 30, 1996              5,000
Note payable - Mark Moss, with interest at 12%, due October 29, 1996                             16,650
Note payable - Witta P. Baughn & Richard Baughn, with interest at 12%, due March 24, 1997         5,000
Note payable - Witta P. Baughn & Richard Baughn, with interest at 12%, due April 7, 1997         10,000
Note payable - Lynda & Robert Cullen, with interest at 12%, due October 31, 1996                  5,396
Notes payable - various individuals, with interest at 10%, currently due                         10,000
                                                                                               --------
                                                                                               $102,046
                                                                                               ========

None of these notes are collateralized. All of these notes, with the exception of Commercial Ventures, Inc., have been renewed and are currently due. The note payable to Commercial Ventures, Inc. was paid in full on January 24, 1997.

Total interest expense of $8,749 and $3,987 is included in operating expenses as of June 30, 1996 and 1995, respectively.

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996



NOTE 6 - LOAN PAYABLE - RELATED PARTY

Loan payable - related party consisted of the following at June 30, 1996:

Loan payable - Kenneth Palmer, son of Howard Palmer,
with interest at 12% due June 27, 1996                             $10,000
                                                                   =======

This loan is not collateralized. Renewal of this loan is at the discretion of the holders. However, management expects renewal to occur in the normal course of business for the foreseeable future. Total interest expense of $1,286 is included in operating expenses as of June 30, 1996.

NOTE 7 - ADVANCES FROM PRESIDENT

Advances from president consisted of the following at June 30, 1996:

Advance - Howard Palmer, president of the Company,
no stated terms                                                    $ 2,669
                                                                   =======

NOTE 8 - LOAN PAYABLE

The Company received an unsecured loan from a non-related third party. The loan was due on November 21, 1994 (the anticipated closing date of the pending project as referenced in Note 2); however, as of the date of the financial statements, the pending project has not closed and the loan has not been paid. Upon either closing or termination of the pending project, the full $150,000 is payable to the non-related third party. Interest is not accruing on this payable (see Note 14).

NOTE 9 - LOSS PER COMMON SHARE

Primary loss per common and common equivalent share, assuming no dilution, is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the years ended June 30, 1996 and 1995 was 2,690,676 and 2,453,368, respectively. Fully diluted per share data is not presented as the effects would be antidilutive.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with its president that provides for a monthly salary and annual vacation pay. The contract expired on June 30, 1996. At the present time, due to lack of Company funds, this amount is being accrued. However, the president of the Company has elected to waive his rights to all vacation pay earned during fiscal year 1996 and, as such, no amounts have been accrued for that period.

The Company has settled two lawsuits about disputed consultants' claims that were originally for $115,896. The parties have agreed to settle for $94,660, which is included in accounts payable. The remaining $21,236 has been recognized as income and is included in relief of debt.

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996



NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has accrued expenses of $35,412 due to officer and directors of the Company at June 30, 1996. Subsequent to the year end, the Company issued 240,000 shares of common stock valued at $120,000 to Howard Palmer, president of the Company, in lieu of salary for the calendar year 1995. For the period January through June 1996, salary to Howard Palmer of $60,000 has been accrued.

NOTE 12 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

NOTE 13 - WARRANTS TO PURCHASE COMMON STOCK

In connection with the restructuring of the Company, 260,000 warrants were issued to certain individuals to purchase common stock. Each warrant represents the right to purchase one share of the Company's common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

In connection with the issuance of stock and notes payable during 1995, the Company issued 300,200 warrants to purchase common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

In connection with the issuance of stock and notes payable during 1996, the Company issued 513,512 warrants to purchase common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

Along with shares of common stock issued to two individuals, 300,000 warrants were issued, exercisable at prices ranging from $1 to $3 per share, expiring on December 31, 1999.

On July 31, 1996, the Company issued 240,000 warrants to Howard Palmer in lieu of $120,000 salary, which was unpaid as of June 30, 1996.

NOTE 14 - SUBSEQUENT EVENTS

On October 3, 1996, the loan commitment deposit of $120,000 was withdrawn. In addition, the related loan payable of $150,000 was removed. Associated costs of $47,631 were paid out of the loan proceeds, which along with the loan payable of $30,000 that was forgiven, allowed the Company to recognize $77,631 as income.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FOCAL CORPORATION


Dated: May 27, 1997                 By: /s/ HOWARD M. PALMER
                                        --------------------------------
                                        Howard M. Palmer, Chairman of the
                                        Board and President

  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                          Date
     ----                       -----                          ----



/s/ HOWARD M. PALMER       Chairman of the Board and         May 27, 1997
----------------------     President (Principal
Howard M. Palmer           Executive Officer)



/s/ A. G. KADING           Treasurer                         May 27, 1997
----------------------     (Principal Financial
A. G. Kading               and Accounting Officer)



/s/ LEROY HARDY            Vice President and                May 27, 1997
----------------------     Director
Leroy Hardy


/s/ GERALD W. MAY          Director                          May 27, 1997
----------------------
Gerald W. May