Form 10QSB
period 1997-03-31
FOCAL CORP
filed 1997-08-22
CIK 915461

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                      For the period ended March 31, 1997

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITY EXCHANGE ACT OF 1934
                           For the transition period

                          from ___________ to ____________


                          Commission  File No.0-22968

                               FOCAL CORPORATION
          (Name of small business issuer as specified in its charter)

         Utah                                        87-0363789
----------------------                        ---------------------------
State of incorporation                        I.R.S. Employer I.D. Number

1415 West North Avenue Anaheim, California               92801
-------------------------------------------------------------------------
Address of principal executive office                  Zip code

                                 (714)635-8821
                -----------------------------------------------
                (Issuer's telephone number, including area code)

                          ____________________________

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
   -----     -----

   The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 2,930,676 on August 5, 1997.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introduction

The financial statements included herein have been prepared by Focal Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 1996, contained in the Company's Form 10-KSB filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented.

                               FOCAL CORPORATION

                                 BALANCE SHEET
                        March 31, 1997 and June 30, 1996
                        --------------------------------

                                     ASSETS

                                March 30,    June 30,
                                  1997         1996
                               (Unaudited)   (Audited)
                               -----------   ---------
Current asset:

  Cash                            $   866    $      0
  Advances to officers             13,941           0
  Deferred expenses                   174           0
  Deposit-Loan Commitment               0     120,000
                                  -------    --------
     Total assets                 $14,981    $120,000
                                  =======    ========



              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                                 BALANCE SHEET
                        March 31, 1997 and June 30, 1996
                        --------------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                     March 31,      June 30,
                                                        1997         1996
                                                    (Unaudited)    (Audited)
                                                    -----------    -----------
Current liabilities:

    Bank overdraft                                  $         0    $       411
    Accounts payable                                    383,051        388,905
    Accrued payroll                                     220,333        190,333
    Accrued taxes                                        35,874         35,874
    Interest payable                                     12,764          6,517
    Accrued expenses due officers and directors          38,112         35,412
    Notes and loans payable                             200,496        264,715
                                                    -----------    -----------
       Total current liabilities                    $   890,630    $   922,167
                                                    -----------    -----------
Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares outstanding)                  -              -

  Common stock  ($0.10 par value;
   40,000,000 shares authorized,
   2,930,676 and 2,690,676 shares issued and
   outstanding respectively)                            293,068        269,068

   Paid in capital                                    2,019,393      1,923,393

   Retained earnings(deficit)                        (3,188,110)    (2,994,628)
                                                    -----------    -----------

       Total shareholders' (deficit)                   (875,649)      (802,167)
                                                    -----------    -----------

       Total liabilities and shareholders' deficit  $    14,981    $   120,000
                                                    ===========    ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                            STATEMENT OF OPERATIONS
                      For the nine month periods ending
                      March 31, 1997 and 1996
                                  (Unaudited)


                                           Nine months ended March 31
                                           --------------------------
                                                1997          1996
                                           ------------   -----------
Revenues
  Income from relief of debt                $   77,631    $    2,140
                                            ----------    ----------

Operating costs and expenses                $  259,052    $  143,826

Other income (expenses)
  Interest  (expense)                          (12,061)       (5,303)
                                            ----------    ----------

Net (loss)                                  $ (193,482)   $ (146,989)
                                            ----------    ----------

Loss per common share and common share
 equivalent                                 $    (0.07)   $    (0.05)
                                            ==========    ==========



              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                     STATEMENT OF SHAREHOLDERS' (DEFICIT)
         Year Ended June 30, 1996 and Nine Months ended March 31, 1997
                                  (Unaudited)
                                  -----------

                            Common      Common       Paid-in      Retained
                            Shares      Stock        Capital      Earnings        Total
                          ---------   ---------    ----------    ----------     ---------
Bal: 6/30/95              2,690,676   $ 269,068    $1,923,393    (2,725,692)    $(533,231)

Net loss                          -           -             -      (268,936)     (268,936)

Bal: 6/30/96              2,690,676     269,068     1,923,393    (2,994,628)     (802,167)

Stock issued
to officers in
lieu of salary              240,000      24,000        96,000             -       120,000

Net loss                          -           -             -      (193,482)     (193,482)
                          ---------   ---------    ----------   -----------     ---------
Bal:  3/31/97             2,930,676   $ 293,068    $2,019,393   $(3,188,110)    $(875,649)
                          =========   =========    ==========   ===========     =========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               FOCAL CORPORATION

                            STATEMENT OF CASH FLOWS
                        For the nine month periods ended
                            March 31, 1997 and 1996
                    Increase (Decrease) in Cash Equivalents
                                  (Unaudited)
                              __________________


                                                         March 31,
                                                    1997          1996
                                                 -----------   ---------
Cash flows (used) in operating
  activities:

    Net (Loss)                                    $(193,482)   $(146,989)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Decrease (Increase) in deposits                 120,000       (1,000)
    Decrease (Increase) in prepaids
     and deferred expense                              (174)           0
    Increase (Decrease) in accounts
     payable and accrued expenses                    33,093       85,821
    Decrease (Increase) in advance
     to officers                                    (13,941)     ( 9,300)
                                                 -----------   ---------
    Net cash provided by (used in)
    operating activities                            (54,504)     (71,468)

Cash flows provided (used) by
  financing activities:
  Debt reduction                                   (150,000)           0
  Borrowing                                          85,781       62,046
  Issuance of Common stock                          120,000            0
                                                 -----------   ---------
    Net cash provided by (used in)
     financing activities                            55,781       62,046
                                                 -----------   ---------

    Net increase (decrease) in cash                   1,277       (9,422)
                                                 -----------   ---------

Cash (overdraft) at beginning of period                (411)       3,702
                                                 -----------   ---------

Cash (overdraft) at end of period                $      866    $  (5,720)
                                                 ===========   =========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ___________________

1. Management Plan
   ---------------

   The financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and is dependent upon funds from borrowing and private placement for funding its day to day cash requirements. The Company has been directing its efforts to acquiring well-leased, existing ten to twenty acre discount shopping centers, anchored by major national retail tenants. The Company has located properties in Arizona, California and Nevada that fit their investment criteria and it is exploring ways to finance the acquisition of these properties so they may generate adequate resources for the Company. Focal's President, who has been in the discount shopping center development business for over twenty-five years, is currently working with representatives of national retail chains to select possible sites in various areas for future development of shopping centers. The Company proposes to construct the facilities and lease them back to the retailers on long term leases. At the present time there is no assurance that these events will take place. If the Company is unable to acquire any properties or obtain additional private financing, there is no assurance that it will continue to operate.

2. Loss Per Common Share
   ---------------------

   Primary loss per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Fully diluted per share data is not presented as the effect would not be dilutive.

 Item 2. Management's Discussion and Analysis or Plan of Operations.

 Plan of Operations
 ------------------

     The Company's current plan of operations is to acquire commercial shopping centers in the Western United States. The Company expects to target centers anchored by long term leases with national, credit-rated retail tenants and which generate positive cash flows. The Company intends to acquire existing shopping centers of approximately eight to 20 acres, which are expected to include a major discount department store and several credit-rated retailers strategically spaced around the larger anchor. Some complexes also will include separate out-lots suitable for family type restaurants. In addition, as the Company's financial condition improves and as appropriate opportunities arise, the Company plans to option or contract for strategically located vacant land suitable for the development of shopping centers, such options or contracts to be subject to negotiating pre-building leases with major retail tenants.

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

     Currently, the Company does not own or manage any shopping centers or other real properties. In addition, the Company does not have funds necessary for the acquisition or development of shopping centers. However, the Company intends to rely on its management to successfully negotiate the acquisition of existing shopping centers and vacant land in exchange for shares of the Company's Common Stock or Convertible Preferred Stock. It is anticipated that each such acquisition will be separately negotiated based on the Owner's equity or tax base in the subject property. The Company is currently conducting due diligence on certain shopping centers located in California, Nevada and Arizona. However, as of current date, the Company had no formal commitments, arrangements or understandings with regard to the acquisition of any specific properties.

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

 Results of Operations
 ---------------------

   The Company had no revenue from operations during the nine months ended March 31, 1997 and 1996. The only income recognized in each period was from relief of debt.

   The Company's expenses during the nine months ended March 31, 1997 and 1996 amounted to $271,113 and $149,029, respectively. Expenses increased by $122,084 (82%). This is due to increased interest and additional salary expense required as the company seeks sources of capital needed to continue operations and acquire property. The net loss increased from the corresponding period of the prior year by $46,493 (32%) for the reasons stated above.

 Liquidity and Capital Resources
 -------------------------------

   The Company's liquidity over the past three years has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements.

   The Company is currently seeking to raise working capital through private offering of Common Stock at $0.50 per share and warrants to purchase additional shares of Common Stock at an exercise price between $1.00 and $3.00 per share. Although there is no assurance that funds will be raised, all funds will be used to finance general operating expenses while the Company locates and negotiates for the acquisition of shopping centers which meet the Company's investment criteria.

   At March 31, 1997, the Company had total liabilities of $890,630, of which
 (i)$258,445 represented accounts payable to officers and directors (all of whom have agreed to deter payment until such time as the Company is financially able to make such payments, although some cash advances have been made to officers, see statement below) (ii)$596,311 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (iii)$35,874 represented accrued taxes. On that same date, the Company had assets totalling $5,874 of which $174 represented prepaid and deferred expenses, and $19,981 represented advances to officers.

   Management believes that proceeds from the private offering will generate sufficient working capital to conduct the business of the Company during the period that the Company negotiates for the acquisition of its first shopping center. Once the Company has acquired a shopping center that meets the Company's investment criteria, which includes among other things, the ability to generate positive cash flows, management believes that such cash flows will provide the liquidity and capital resources necessary to conduct the business of the Company, Management of the Company believes that between the funds generated by the private placement and any cash flows resulting from the acquisition of a shopping center, the Company will generate enough cash to support its operations.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     The Company is not a party to any litigation and is not aware of any pending or threatened litigation against the Company. James Collins, a former financial consultant of the Company, has stipulated judgment against the Company for $24,000 in unpaid consulting fees. Jackson, DeMarco & Peckenpaugh, the Company's former counsel, has recorded a $71,000 judgment (and lien against the Company's assets) for unpaid legal fees.

Item 2. Changes in Securities.
------------------------------

     None

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     a.  27  Financial Data Schedule

     b.  None

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  August 5, 1997                      FOCAL CORPORATION



                                           By: /s/ HOWARD M. PALMER
                                              --------------------------------
                                              Howard M. Palmer
                                           Chairman of the Board and President


                                           By: /s/ GERALD W. MAY
                                              --------------------------------
                                              Gerald W. May, Treasurer and
                                              Principal Financial Officer