Form 10QSB
period 1996-09-30
FOCAL CORP
filed 1997-09-18
CIK 915461

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                    For the period ended September 30, 1996

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITY EXCHANGE ACT OF 1934
                           For the transition period

                from __________________ to ___________________
                          Commission File No. 0-22968

                               FOCAL CORPORATION
          (Name of small business issuer as specified in its charter)

        Utah                                            87-0363789
----------------------                         ---------------------------
State of Incorporation                         I.R.S. Employer I.D. Number

1415 West North Avenue         Anaheim, California          92801
--------------------------------------------------------------------------
Address of principal executive office                      Zip code

                                (714) 635-8821
                           -------------------------
               (Issuer's telephone number, including area code)

                           -------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No   X
   -----        -----

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 2,930,676 on June 16, 1997.

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

                               FOCAL CORPORATION

                                 BALANCE SHEET
                      September 30, 1996 and June 30, 1996
                              ------------------
                                    ASSETS

                                     September 30,            June 30,
                                        1996                   1996
                                     (Unaudited)             (Audited)
                                     ------------            ---------
Current assets:

     Advances to officers              $  2,400               $      0
     Deferred expenses                      174                      0
     Deposit-Loan Commitment            120,000                120,000
                                       --------               --------
          Total assets                 $122,574               $120,000
                                       ========               ========


              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                                 BALANCE SHEET
                      September 30, 1996 and June 30, 1996
                           ------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                            September 30,          June 30,
                                                1996                 1996
                                            (Unaudited)           (Audited)
                                            ------------          ---------
Current liabilities:

    Bank overdraft                          $       129          $       411
    Accounts payable                            388,905              388,905
    Accrued payroll                             120,333              190,333
    Accrued taxes                                35,874               35,874
    Interest payable                              8,393                6,517
    Accrued expenses due officers and
      directors                                  35,412               35,412
    Notes and loans payable                     286,565              264,715
                                            -----------          -----------
        Total current liabilities           $   875,611          $   922,167
                                            -----------          -----------
Shareholders' equity (deficit)

  Preferred stock (100,000,000 shares
   authorized, no shares outstanding)            -                    -

  Common stock ($0.10 par value; 40,000,000
   shares authorized, 2,930,676 and
   2,690,676 shares issued and outstanding
   respectively)                                293,068              269,068

   Paid in capital                            2,019,393            1,923,393

   Retained earnings (deficit)               (3,065,498)          (2,994,628)
                                            -----------          -----------
     Total shareholders' (deficit)             (753,037)            (802,167)
                                            -----------          -----------
      Total liabilities and shareholders'
       deficit                              $   122,574          $   120,000
                                            ===========          ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                            STATEMENT OF OPERATIONS
                      For the three month periods ending
                          September 30, 1996 and 1995
                                  (Unaudited)

                                           Three months ended September 30
                                           -------------------------------

                                              1996                  1995
                                           ----------            ---------
Revenues
  Income from relief of debt                        0                2,140
                                            ---------             --------
Operating costs and expenses                $  67,727             $ 45,478

Other income (expenses)
  Interest (expense)                           (3,143)                (228)
                                            ---------             --------
Net (loss)                                  $ (70,870)            $(43,566)
                                            =========             ========
Loss per common share and common
 share equivalent                           $   (0.02)            $  (0.02)
                                            =========             ========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      Year Ended June 30, 1996 and Three Months ended September 30, 1996
                                  (Unaudited)
                              ------------------

                      Common     Common     Paid-in     Retained
                      Shares     Stock      Capital     Earnings      Total
                     ---------  --------  ----------  -----------   ---------

Bal: 6/30/95         2,690,676  $269,068  $1,923,393  $(2,725,692)  $(533,231)

  Net loss                -         -           -        (268,936)   (268,936)

  Bal 6/30/96        2,690,676   269,068   1,923,393   (2,994,628)   (802,167)

  Stock issued to
    officers in
    lieu of salary     240,000    24,000      96,000         -        120,000

  Net loss                -         -           -         (70,870)    (70,870)
                     ---------  --------  ----------  -----------   ---------

Bal:  9/30/96        2,930,676  $293,068  $2,019,393  $(3,065,498)  $(753,037)
                     =========  ========  ==========  ===========   =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               FOCAL CORPORATION

                            STATEMENT OF CASH FLOWS
                       For the three month periods ended
                          September 30, 1996 and 1995
                    Increase (Decrease) in Cash Equivalents
                                  (Unaudited)

                                 ------------

                                                      September 30,
                                                   1996           1995
                                                ---------      --------
Cash flows (used) in operating
  activities:

    Net (Loss)                                  $ (70,870)     $(43,566)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Decrease (Increase) in prepaids
      and deferred expense                           (174)            0
    Increase (Decrease) in accounts
      payable and accrued expenses                (68,124)       31,469
    Decrease (Increase) in advance
      to officers                                  (2,400)      (12,000)
                                                ---------      --------

        Net cash provided by (used in)
          operating activities                   (141,568)      (24,097)

Cash flows provided (used) by
  financing activities:
    Borrowing                                      21,850        21,000
    Issuance of Common stock                      120,000             0
                                                ---------      --------

        Net cash provided by (used in)
          financing activities                    141,850        21,000
                                                ---------      --------

        Net (decrease) increase in cash               282        (3,097)
                                                ---------      --------

Cash (overdraft) at beginning of period              (411)        3,702
                                                ---------      --------

Cash (overdraft) at end of period               $    (129)     $    605
                                                =========      ========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                --------------

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

Plan of Operations
---- -- ----------

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

Results of Operations
------- -- ----------

     The Company had no revenue from operations during the three months ended September 30, 1996 and 1995.

     The Company's expenses during the three months ended September 30, 1996 and 1995 amounted to $70,870 and $45,706, respectively. Expenses increased by $25,164 (55%) primarily the result of increased interest and additional salary expense required as the company seeks sources of capital needed to continue operations and acquire property. The net loss increased from the corresponding quarter of the prior year by $27,304 (63%) for the reasons stated above and during the corresponding quarter, income was recognized from relief of debt.

Liquidity and Capital Resources
--------- --- ------- ---------

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

     At September 30, 1996, the Company had total liabilities of $875,611, of which (i) $165,264 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments), (ii) $674,473 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations) and (iii) $35,874 represented accrued taxes. On that same date, the Company had assets totalling $122,574 of which $120,174 represented prepaid and deferred expenses.

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

Date:  June 25, 1997                   FOCAL CORPORATION


                                       By:  /s/ Howard M. Palmer
                                          -----------------------------------
                                                Howard M. Palmer
                                          Chairman of the Board and President


                                       By:
                                          -----------------------------------
                                          A. G. Kading, Treasurer and
                                          Principal Financial Officer