Form 10QSB
period 1996-12-31
FOCAL CORP
filed 1997-09-18
CIK 915461

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                    For the period ended December 31, 1996

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITY EXCHANGE ACT OF 1934
                           For the transition period

                    from______________ to__________________

                          Commission File No. 0-22968

                               FOCAL CORPORATION
          (Name of small business issuer as specified in its charter)

              Utah                                        87-0363789
     ----------------------                      ---------------------------
     State of incorporation                      I.R.S. Employer I.D. Number

     1415 West North Avenue  Anaheim, California                92801
     -----------------------------------------------------------------------
     Address of principal executive office                     Zip code
                                 (714)635-8821
                             -------------------------
               (Issuer's telephone number, including area code)

                             -------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No  X
    -----     -----
     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 2,930,676 on July 21, 1997.

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

                               FOCAL CORPORATION

                                 BALANCE SHEET
                      December 31, 1996 and June 30, 1996
                              ------------------
                                    ASSETS

                                     December 30,            June 30,
                                        1996                   1996
                                     (Unaudited)             (Audited)
                                     ------------            ---------
Current assets:

     Advances to officers              $ 5,700               $      0
     Deferred expenses                     174                      0
     Deposit-Loan Commitment                 0                120,000
                                       -------               --------
          Total assets                 $ 5,874               $120,000
                                       =======               ========


              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                                 BALANCE SHEET
                      December 31, 1996 and June 30, 1996
                           ------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                            December 31,          June 30,
                                               1996                 1996
                                            (Unaudited)           (Audited)
                                            ------------          ---------
Current liabilities:

    Bank overdraft                          $     2,515          $       411
    Accounts payable                            388,905              388,905
    Accrued payroll                             170,333              190,333
    Accrued taxes                                35,874               35,874
    Interest payable                             10,541                6,517
    Accrued expenses due officers and
      directors                                  37,212               35,412
    Notes and loans payable                     159,505              264,715
                                            -----------          -----------
        Total current liabilities           $   804,885          $   922,167
                                            -----------          -----------
Shareholders' equity (deficit)

  Preferred stock (100,000,000 shares
   authorized, no shares outstanding)            -                    -

  Common stock ($0.10 par value; 40,000,000
   shares authorized, 2,930,676 and
   2,690,676 shares issued and outstanding
   respectively)                                293,068              269,068

   Paid in capital                            2,019,393            1,923,393

   Retained earnings (deficit)               (3,111,472)          (2,994,628)
                                            -----------          -----------
     Total shareholders' (deficit)             (799,011)            (802,167)
                                            -----------          -----------
      Total liabilities and shareholders'
       deficit                              $     5,874          $   120,000
                                            ===========          ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                            STATEMENT OF OPERATIONS
                       For the six month periods ending
                          December 31, 1996 and 1995
                                  (Unaudited)

                                             Six months ended December 31
                                             ----------------------------
                                                1996              1995
                                             ----------        -----------
Revenues
  Income from relief of debt                    77,631              2,140
                                             ---------          ---------
Operating costs and expenses                 $ 187,296          $  94,789

Other income (expenses)
  Interest (expense)                            (7,179)            (1,770)
                                             ---------          ---------
Net (loss)                                   $(116,844)         $ (94,419)
                                             =========          =========
Loss per common share and common share
 equivalent                                  $   (0.04)         $   (0.04)
                                             =========          =========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
        Year Ended June 30, 1996 and Six Months ended December 30, 1996
                                  (Unaudited)

                      Common     Common     Paid-in     Retained
                      Shares     Stock      Capital     Earnings      Total
                     ---------  --------  ----------  -----------   ---------

Bal: 6/30/95         2,690,676  $269,068  $1,923,393  $(2,725,692)  $(533,231)

  Net loss                -         -           -        (268,936)   (268,936)

  Bal 6/30/96        2,690,676   269,068   1,923,393   (2,994,628)   (802,167)

  Stock issued to
    officers in
    lieu of salary     240,000    24,000      96,000         -        120,000

  Net loss                -         -           -        (116,844)   (116,844)
                     ---------  --------  ----------  -----------   ---------

Bal: 12/31/96        2,930,676  $293,068  $2,019,393  $(3,111,472)  $(799,011)
                     =========  ========  ==========  ===========   =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               FOCAL CORPORATION

                            STATEMENT OF CASH FLOWS
                        For the six month periods ended
                          December 31, 1996 and 1995
                    Increase (Decrease) in Cash Equivalents
                                  (Unaudited)

                                 ------------

                                                      December 31,
                                                   1996           1995
                                                ---------      --------
Cash flows (used) in operating
  activities:

    Net (Loss)                                  $(116,844)     $(94,419)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Decrease (Increase) in deposits               120,000        (1,000)
    Decrease (Increase) in prepaids
      and deferred expense                           (174)            0
    Increase (Decrease) in accounts
      payable and accrued expenses                (14,176)       62,368
    Decrease (Increase) in advance
      to officers                                  (5,700)      (13,200)
                                                ---------      --------

        Net cash provided by (used in)
          operating activities                    (16,894)      (46,251)

Cash flows provided (used) by
  financing activities:
    Debt reduction                               (150,000)            0
    Borrowing                                      44,790        39,000
    Issuance of Common stock                      120,000             0
                                                ---------      --------

        Net cash provided by (used in)
          financing activities                     14,790        39,000
                                                ---------      --------

        Net (decrease) increase in cash            (2,104)       (7,251)
                                                ---------      --------

Cash (overdraft) at beginning of period              (411)        3,702
                                                ---------      --------

Cash (overdraft) at end of period               $  (2,515)     $ (3,549)
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

Results of Operations
------- -- ----------

     The Company had no revenue from operations during the six months ended December 31, 1996 and 1995. The only income recognized in each period was from relief of debt.

     The Company's expenses during the six months ended December 31, 1996 and 1995 amounted to $194,475 and $96,559, respectively. Expenses increased by $97,916 (101%). This is due to increased interest and additional salary expense required as the company seeks sources of capital needed to continue operations and acquire property. During the current quarter, a loss was recognized in the amount of $47,631 for pre acquisition costs of a shopping center which did not materialize. A portion of a loan was forgiven resulting in the income recognized, and a deposit was forfeited. The net loss increased from the corresponding period of the prior year by $22,425 (24%) for the reasons stated above.

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

     At December 31, 1996, the Company had total liabilities of $804,485, of which (i)$207,545 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments), (ii)$558,951 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), (iii)$35,874 represented accrued taxes, and (iv)$2,515 represented a bank overdraft. On that same date, the Company had assets totalling $5,874 of which $174 represented prepaid and deferred expenses, and $5,700 represented advances to officers.

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

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

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

Item 2.  Changes in Securities.
-------------------------------

     None

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None

Item 5.  Other Information.
---------------------------

     None

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

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