Form 10KSB40
period 1997-06-30
FOCAL CORP
filed 1998-01-05
CIK 915461

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended June 30, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                        Commission File Number 0-22968

                               FOCAL CORPORATION
                (Name of small business issuer in its charter)

                  UTAH                                   87-0363789
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

           1415 W. NORTH ST., #302
             ANAHEIM, CALIFORNIA                            92801
           -----------------------                       ----------
   (Address of principal executive offices)              (Zip Code)

       Issuer's telephone number (including area code):   (714) 635-8821

Securities registered under Section 12(b) of the Exchange Act:

                                     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.10 par value per share
                    ---------------------------------------
                               (Title of Class)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X
                                                                           ---

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant on December 16, 1997 was approximately $1,307,396.

      The number of shares outstanding of the registrant's only class of Common Stock, $0.10 par value per share, was 4,438,576 on December 16, 1997.

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

  The Company is in various stages of negotiation to acquire properties in Las Vegas, Nevada (two shopping centers), Lancaster, California (one shopping center), San Bernardino, California (developable land), Victorville, California (developable land) and Barstow, California (developable land). Each of the shopping centers is anchored by a major national retailer (such as K-Mart) on a long-term lease, and range in size from 84,000 square feet to 297,733 square feet. The unimproved parcels are zoned for commercial use, and the Company has received preliminary indications of interest from major national retailers to be the anchor tenants. The parcels range in size from 14 to 42 acres.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company occupies a small office in Anaheim, California provided by Palmer Development Company, an affiliate of the Company's President. The Company presently pays no rent. Management of the Company considers the office space to be adequate to meet the current demands of the Company's business; however, the Company is currently looking at larger office space in Orange County, California, which will accommodate a small property management and administrative staff. The Company expects to begin paying rent of approximately $1,800 per month in early 1998.

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

  As of December 16, 1997, there were 4,438,576 shares of the Company's Common Stock issued and outstanding, held of record by 445 shareholders.

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

Results of Operations

  The Company had no revenue from operations during the fiscal years ended June 30, 1997 and 1996.

  The Company's expenses during the fiscal years ended June 30, 1997 and 1996 amounted to $610,696 and $301,941, respectively. Expenses increased by $308,755 primarily as a result of

$200,000 in consulting fees paid to Bell Financial, Inc. (of which the Company's Secretary, Richard C. Shinn, is president), increased expenses relating to appraisals, engineering, etc. in connection with a target property, and higher compensation for the Company's former Chief Financial Officer.

  The Company had a net loss of $500,303 for the fiscal year ended June 30, 1997, and a net loss of $268,936 for the fiscal year ended June 30, 1996. Because there was no revenue generated during those periods, these losses generally represent the Company's operating expenses plus income tax, offset by certain forgiveness of indebtedness income.

Liquidity and Capital Resources

  The Company's liquidity over the past two years has been materially and adversely affected by continuing operating losses. The Company has experienced total net losses of $769,239 for the two years ended June 30, 1997. The Company currently has no operations and is dependent on private debt and equity financing to fund its day to day cash requirements. Accordingly, the independent auditors' report covering the Company's financial statements is qualified as to the Company's ability to continue as a going concern.

  The Company is in the process of attempting to raise approximately $500,000 ("Offering") for working capital. The offering is expected to consist of Convertible Notes and will be made to "accredited investors" only pursuant to Regulation D under the Securities Act of 1933.

  During the fiscal year ended June 30, 1997, the Company raised $138,000 through the sale of Convertible Notes. The Convertible Notes are convertible into 276,000 shares of Common Stock. The purchasers of the Convertible Notes also received Warrants to purchase an additional 276,000 shares of Common Stock.

  At June 30, 1997, the Company had total liabilities of $977,520, of which $296,504 represented expense reimbursements and loans payable to officers and directors and their families (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments).

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-16.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The directors*, executive officers and significant personnel of the Company and their ages are as follows:

      Name                          Age                    Position
      ----                          ---                    --------
Howard M. Palmer                     65              Chairman of the Board,
                                                     President and Director

Leroy Hardy                          60              Vice President and Director

Gerald W. May                        59              Treasurer and Director

Richard C. Shinn                     65              Secretary

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

  Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 1997 and thereafter, or any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1996 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

  Effective October 1, 1993, Howard Palmer entered into an employment agreement with the Company, pursuant to which Mr. Palmer is entitled to base cash compensation of $120,000 per year. In each of September 1996 and September 1997, Mr. Palmer agreed to accept 240,000 shares of Common Stock in lieu of one year's cash compensation. The remainder of his compensation is being accrued. The Company also maintains a reimbursement policy whereby executive officers are reimbursed for actual expenses incurred in connection with the management of the Company and its business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth as of December 16, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.


                                       Amount and Nature
          Name and Address          of Beneficial Ownership        Percent of
    of Beneficial Owner/(1)(2)/         of Common Stock        Common Stock/(3)/
    ---------------------------     -----------------------    -----------------

Howard M. Palmer/(4)/                     1,744,000                  34.0%

Julia Murray/(5)/                           800,000                  18.0%
3484 Nightflower Lane
Las Vegas, Nevada 89121

Robert and Lynda Cullen/(6)/                551,584                  12.4%
1050 N. Anaheim Blvd.
Anaheim, California  92801

Richard C. Shinn/(7)/                       400,000                   8.3%

Estate of James T. Hays/(8)/                302,018                   6.7%

David Pamintuan/(9)/                        263,930                   5.7%
14605 W. Wild Oak Drive
Canyon Country, California 91351

Don Zink/(10)/                              254,500                   5.5%
2100 Sepulveda Blvd., #24
Manhattan Beach, California  90266

William Jones                               200,000                   4.5%
P. O. Box 27282
Tempe, Arizona  85285

Leroy Hardy/(11)/                            79,783                   1.8%

Gerald W. May/(12)/                          79,783                   1.8%

All Directors and Officers                2,273,783                  44.0%
as a Group (4 persons)

__________________
(1) The address of each officer and director and of the Estate of James T. Hays is c/o Focal Corporation, 1415 W. North St., #302, Anaheim, California 92801.
(2) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

__________________
(3) All percentages have been calculated to include warrants and convertible securities which are immediately exercisable or convertible into shares of Common Stock by the particular shareholder.
(4) Includes 804,000 shares which Mr. Palmer owns of record. Also includes (i) 260,000 shares held by Coast Advisors, Inc., a Nevada corporation affiliated with Mr. Palmer and (ii) warrants to purchase 680,000 shares. Mr. Palmer is the President and Chairman of the Board of Directors of the Company.
(5) Consists of 800,000 shares held in an informal escrow pending performance by Ms. Murray with respect to obtaining a $5,000,000 loan for the Company.
(6) Includes (i) 200,000 shares held of record by the Cullen Family Trust, a trust administered by the Cullens, (ii) warrants to purchase 340,792 shares held by the Cullen Family Trust and (iii) a convertible note held by the Cullen Family Trust which is convertible into 10,792 shares.
(7) Represents shares owned by Bell Financial, Inc., of which Mr. Shinn is president.
(8) Prior to his death on July 17, 1994, Mr. Hays was the Secretary and a director of the Company. Mr. Hays owned the Company's Common Stock as follows: (i) 4,637 shares held directly by Mr. Hays, (ii) 50,000 shares held by Mr. Hays and his wife as joint tenants, (iii) 27,568 shares held directly by Mr. Hays' wife, (iv) 135,393 shares held by Focal Development Corporation, a Colorado corporation controlled by Mr. Hays' wife ("FDC") and (v) 29,783 shares held by Interdec Corporation, a Colorado corporation affiliated with Mr. Hays ("Interdec"), and (vi) warrants to purchase 54,637 shares.
(9) Includes 66,680 shares which Mr. Pamintuan owns of record. Also includes warrants to purchase 139,250 shares and convertible notes which are convertible into 58,000 shares.
(10) Includes (i) 54,500 shares held by 1st S. I. Fund Trust, a trust administered by Mr. Zink and (ii) warrants to purchase 200,000 shares.
(11) Includes 25,000 shares which Mr. Hardy owns of record. Also includes 29,783 shares held by Interdec, for which Mr. Hardy serves as an officer and director and warrants to purchase 25,000 shares.
(12) Includes 25,000 shares which Mr. May owns of record. Also includes 29,783 shares held by Interdec, for which Mr. May serves as an officer and director and warrants to purchase 25,000 shares.

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

  During the fiscal year ended June 30, 1997, Bell Financial, Inc., of which the Company's secretary, Richard C. Shinn, is president, was issued 400,000 shares of Common Stock for financial consulting services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS

     3.1.....  Articles of Incorporation of the Company.*

     3.2.....  Amendment to the Articles of Incorporation changing the Company's name to TVM Global Entertainment, Inc.*

     3.3.....  Amendment to the Articles of Incorporation changing the Company's name to Cinema Features, Inc.*

     3.4.....  Amendment to the Articles of Incorporation changing the Company's name to Focal Corporation.*

     3.5.....  Restated Bylaws of the Company.*

     3.6.....  Amendment to the Articles of Incorporation
               authorizing the Series A Convertible Preferred Stock.*

     4.1.....  Specimen stock certificate of the Company.*

     10.1....  Form of Warrant Certificate issued to directors of the Company
               (schedule of directors receiving Warrants attached thereto).*

     10.2....  Employment Agreement dated October 1, 1993
               between the Company and Howard M. Palmer.*

     10.3....  Agreement dated July 29, 1993 between the Company and Howard M.
               Palmer, whereby the Company acquired operating funds, management expertise and potential real estate assets in exchange for Common Stock and future consideration.*

     10.4....  Bill of Sale and Transfer of Rights in Movie Properties dated
               June 27, 1993 between the Company and Maverick Marketing Management, Inc.*

     10.5....  Form of Convertible Promissory Note.**
_______________
* Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated November 26, 1993 or amendment thereto dated March 28, 1994 (Registration No. 0-22968) and incorporated herein by reference.
** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

     (B) REPORTS ON FORM 8-K.

     Inapplicable.

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                 JUNE 30, 1997



                         INDEX TO FINANCIAL STATEMENTS

                                                                  Page
Independent Auditors' Report                                       F-2

Prior Independent Auditors' Report                             F-3 - F-4

Balance Sheet as of June 30, 1997                                  F-5

Statements of Operations
 For the Years Ended June 30, 1997 and 1996                        F-6

Statement of Operations
 From Inception of Development Stage to June 30, 1997              F-7

Statements of Shareholders' Equity (Deficit)
 From Inception of Development Stage to June 30, 1997          F-8 - F-9

Statements of Cash Flows
 For the Years Ended June 30, 1997 and 1996                        F-10

Statement of Cash Flows
 From Inception of Development Stage to June 30, 1997              F-11

Notes to Financial Statements                                  F-12 - F-16

                         INDEPENDENT AUDITORS' REPORT


December 8, 1997


To the Board of Directors
Focal Corporation
Anaheim, California

We have audited the accompanying balance sheet of Focal Corporation (a development stage company) as of June 30, 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 1997 and 1996 and for the period from July 1, 1994 to June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Focal Corporation (a development stage company) from inception (July 1, 1993) to June 30, 1994 were audited by other auditors whose report has been furnished to us and is included in these financial statements. Our opinion insofar as it relates to the amounts included for Focal Corporation (a development stage company) for the period from inception (July 1, 1993) to June 30, 1994, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Focal Corporation (a development stage company) as of June 30, 1997, and the results of their operations and its cash flows for the years ended June 30, 1997 and 1996 and from inception (July 1, 1993) to June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 9 to the financial statements, there is doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

KELLY & COMPANY

Kelly & Company

Tustin, California
October 7, 1994

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 1997

                                    ASSETS
DEFERRED TAX ASSET (Note 2)                                       $        --
                                                                   ----------

     Total Assets                                                 $        --
                                                                   ==========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Bank overdraft                                                  $    11,600
  Accounts payable                                                    414,882
  Accrued expenses - related parties (Note 8)                          35,412
  Accrued payroll                                                      73,633
  Accrued payroll - president (Note 8)                                160,600
  Accrued income taxes                                                  3,240
  Interest payable                                                     16,248
  Loan payable - related party (Note 4)                                10,000
  Notes payable (Note 3)                                              235,046
  Advances from president (Note 5)                                     16,859

     Total Current Liabilities                                        977,520
                                                                   ----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock; 100,000,000 shares authorized, no shares
   outstanding, no par value                                               --
  Common stock; 40,000,000 shares authorized, 3,340,576 shares
   issued and outstanding, $0.10 par value (Note 10)                  334,058
  Additional paid in capital                                        2,183,353
  Deficit accumulated before the development stage                 (1,739,945)
  Deficit accumulated during the development stage                 (1,754,986)
                                                                   ----------

     Total Shareholders' Equity (Deficit)                            (977,520)
                                                                   ----------

     Total Liabilities and Shareholders' Equity (Deficit)         $        --
                                                                   ==========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                     1997            1996
                                                     ----            ----
REVENUES (Note 1)                                $        0      $        0

OPERATING COSTS AND EXPENSES                        610,696         301,941

OTHER INCOME
 Relief of debt (Note 11)                           111,193          34,605
                                                   --------        --------

  (Loss) Before Income Taxes                       (499,503)       (267,336)

PROVISION FOR INCOME TAXES                              800           1,600
                                                   --------        --------

  Net (Loss)                                     $ (500,303)     $ (268,936)
                                                   ========        ========

  (Loss) per common share and common share
  equivalent (Note 6)                            $     (.17)     $     (.10)
                                                   ========        ========


The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1997

REVENUES                                    $         0

OPERATING COSTS AND EXPENSES                  1,896,584

OTHER INCOME
 Relief of debt (Note 11)                       145,798
                                            -----------

  (Loss) Before Income Taxes                 (1,750,786)

PROVISION FOR INCOME TAXES                        4,200
                                            -----------

  Net (Loss)                                $(1,754,986)
                                            ===========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1997


                                                                                      Accumulated   Accumulated     Total
                                                                                        Deficit       Deficit       Share-
                                                                          Additional     Before       During        holders'
                            Common Stock             Preferred Stock       Paid-in    Development   Development     Equity
                   ---------------------------     ------------------
                     Shares           Amount       Shares     Amount       Capital       Stage         Stage      (Deficit)
                   -----------   -------------     -------  ---------    -----------  ------------  ------------  ----------
July 1, 1993 -
 Balance at
 beginning of
 development
 stage               1,526,396      $  152,640          --      $  --    $1,576,181   $(1,739,945)  $        --   $  (11,124)

  Stock issued
    for services       349,960          34,996                               21,484                                   56,480

  Sale of stock        414,120          41,412                              165,648                                  207,060

   Net (Loss)                                                                                          (473,122)    (473,122)
                   -----------   -------------     -------  ---------    ----------   ------------  ------------  ----------

Balance at
 June 30, 1994       2,290,476         229,048          --         --     1,763,313    (1,739,945)     (473,122)    (220,706)

  Stock issued
    for services       114,800          11,480                               45,920                                   57,400

  Stock issued
    to officer
    in lieu of
    salary             200,000          20,000                               80,000                                  100,000

  Sale of stock         75,400           7,540                               30,160                                   37,700

  Stock issued
   for payment
   of note              10,000           1,000                                4,000                                    5,000

  Net (Loss)                                                                                           (512,625)    (512,625)
                   -----------   -------------     -------  ---------    ----------   ------------  -----------   ----------

Balance at
 June 30, 1995       2,690,676         269,068                            1,923,393     (1,739,945)    (985,747)    (533,231)

  Net (Loss)                                                                                           (268,936)    (268,936)
                   -----------   -------------     -------  ---------    ----------   ------------  ------------  ----------

Balance at
June 30, 1996        2,690,676      $  269,068          --         --     1,923,393     (1,739,945)  (1,254,683)    (802,167)

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1997
                                  (CONTINUED)



                                                                    Accumulated                  Total
                                                                      Deficit                    Share-
                                                        Additional    Before                    holders'
                   Common Stock       Preferred Stock    Paid-in    Development   Accumulated    Equity
                -------------------  -----------------
                 Shares     Amount    Shares   Amount    Capital       Stage        Deficit     (Deficit)
                ---------  --------  --------  -------  ----------  ------------  ----------    ----------
Stock issued
 for services     409,900    40,990                        163,960                                 204,950

Stock issued
 to officer
 in lieu of
 salary           240,000    24,000                         96,000                                 120,000

Net (Loss)                                                                           (500,303)    (500,303)
                ---------  --------  --------  -------  ----------  ------------  -----------   ----------

Balance at
 June 30,
 1997           3,340,576  $334,058        --  $    --  $2,183,353  $(1,739,945)  $(1,754,986)    (977,520)
                =========  ========  ========  =======  ==========  ===========   ===========   ==========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                       1997            1996
                                                                    ----------      ----------
CASH FLOWS PROVIDED (USED) BY OPERATING
 ACTIVITIES:
  Net (loss)                                                        $(500,303)      $(268,936)
  Adjustments to reconcile net (loss) to net cash provided
   (used) by operating activities:
    Operating expenses paid by issuance of stock                      163,960              --
    Compensation of officer paid by issuance of stock                  96,000              --
    Increase in interest payable                                        9,731           4,030
    Increase in accounts payable and accrued expenses                  37,243         191,078
                                                                    ---------       ---------

      Net Cash Flows (Used) by Operating Activities                  (193,369)        (73,828)
                                                                    ---------       ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Refundable loan commitment fee                                      120,000              --
                                                                    ---------       ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Issuance of notes payable                                           138,000          72,046
  Issuance of common stock                                             64,990              --
  (Decrease) in notes payable                                          (5,000)             --
  (Decrease) in loan payable                                         (150,000)             --
  Increase (decrease) in advances from president                       14,190          (2,331)
                                                                    ---------       ---------

      Net Cash Flows Provided by Financing Activities                  62,180          69,715
                                                                    ---------       ---------

NET (DECREASE) IN CASH                                                (11,189)         (4,113)
                                                                    ---------

CASH (OVERDRAFT) AT THE BEGINNING OF THE YEAR                            (411)          3,702
                                                                    ---------       ---------

(OVERDRAFT) AT THE END OF THE YEAR                                  $ (11,600)      $    (411)
                                                                    =========       =========

ADDITIONAL DISCLOSURES:
  Cash paid during each year for:
     Interest                                                       $   4,279       $   3,859
                                                                    =========       =========

     Income taxes                                                   $               $   1,121
                                                                    =========       =========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
             FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1997

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net (loss)                                                       $(1,754,986)
 Adjustments to reconcile net (loss) to net cash provided
  (used) by operating activities:
   Non-cash compensation and promotion                                 83,960
   Operating expenses paid by issuance of stock and
    additional paid-in capital                                        221,360
   Compensation to officer paid by issuance of stock and
    additional paid-in capital                                        196,000
   Operating expenses paid by reduction of loan commitment fee         30,000
   Loss on write-off of assets                                        (18,250)
   Decrease in prepaid expenses                                        10,000
   Increase in interest payable                                        16,248
   Increase in accounts payable and accrued expenses                  657,413
                                                                  -----------

Net Cash Flows (Used) by Operating Activities                        (558,255)
                                                                  -----------

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
 Refundable loan commitment fee                                       (30,000)
                                                                  -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Issuance of notes payable                                            260,046
 Issuance of common stock                                             309,750
 (Decrease) in notes payable                                           (5,000)
 Increase in advances from president                                   11,859
                                                                  -----------

Net Cash Flows Provided by Financing Activities                       576,655
                                                                  -----------

NET (DECREASE) IN CASH                                            $   (11,600)
                                                                  ===========

CASH AT THE BEGINNING OF THE PERIOD                                         0
                                                                  -----------

(OVERDRAFT) AT JUNE 30, 1997                                      $   (11,600)
                                                                  ===========

ADDITIONAL DISCLOSURES:
 Cash paid during the period for:
    Interest                                                      $     9,638

    Income taxes                                                  $     2,121
                                                                  ===========

NON CASH INVESTING AND FINANCING TRANSACTIONS:
 Common stock issued in consideration of loan                     $     5,000
                                                                  ===========

The Accompanying Footnotes are an Integral Part of These Financial Statements

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997



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

NOTE 2 - INCOME TAXES

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

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE 2 (CONTINUED)

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at June 30, 1997:


Deferred Tax Asset - Non-Current                                         $ 748,600
Deferred Tax Liability - Non-Current                                            --
                                                                         ---------
                                                                           748,600
Valuation allowance                                                       (748,600)
                                                                         ---------

Net Deferred Tax Asset - Non-Current                                     $       0
                                                                         =========

The deferred tax asset results from ordinary loss carryforwards available to reduce future taxable income. The valuation allowance account is established to reduce the tax asset account to $0 because the operating losses may not be utilized. The valuation allowance increased by $242,000 from June 30, 1996 to June 30, 1997 as a result of additional operating losses.

As of June 30, 1997 and 1996, for income tax purposes, the Company had approximately $1,755,000 and $1,251,000, respectively, of ordinary loss carryforwards available to reduce future taxable income through the year 2012.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 1997:

Note payable - Ashley Thompson, with interest at 12%                      $  5,000
Note payable - Intrex, with interest at 12%                                  5,000
Note payable - Dennis Prado, with interest at 12%                            5,000
Note payable - Michael Prado, with interest at 12%                           5,000
Note payable - Vaughn Liljenquist, with interest at 12%                      5,000
Note payable - Gary Dongell, with interest at 12%                            5,000
Note payable - Jonathan Dongell, with interest at 12%                        5,000
Note payable - Ralph Rivera, with interest at 12%                            5,000
Note payable - Gerald Koppe, with interest at 12%                           10,000
Note payable - Lynda and Robert Cullen, with interest at 12%                 5,396
Note payable - David Pamintuan, with interest at 12%                        29,000
Note payable - Andrea Malmquist, with interest at 12%                       50,000
Note payable - Christina Hodge, with interest at 12%                         1,000
Note payable - Frances and/or William Platts, with interest at 12%          37,000
Note payable - Robert Erickson, with interest at 12%                        11,000
Note payable - Mark Moss, with interest at 12%                              16,650
Note payable - Witta P. Baughn and Richard Baughn, with interest at 12%     25,000
Notes payable - various individuals, with interest at 10%                   10,000
                                                                           -------
                                                                          $235,046
                                                                          ========

None of these notes are collateralized. All of these notes are past due.

                               FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


Total interest expense of $18,635 and $8,749 is included in operating expenses as of June 30, 1997 and 1996, respectively.

NOTE 4 - LOAN PAYABLE - RELATED PARTY

Loan payable - related party consisted of the following at June 30, 1997:

Loan payable - Kenneth Palmer, son of Howard Palmer, with interest at 12%
currently due                                                         $ 10,000
                                                                      ========

This loan is not collateralized. Renewal of this loan is at the discretion of the holder. However, management expects renewal to occur in the normal course of business for the foreseeable future. Total interest expense of $1,064 and $1,286 is included in operating expenses as of June 30, 1997 and June 30, 1996, respectively.

NOTE 5 - ADVANCES FROM PRESIDENT

Advances from president consisted of the following at June 30, 1997:

Advance - Howard Palmer, president of the Company, no stated terms    $ 16,859
                                                                      ========

NOTE 6 - LOSS PER COMMON SHARE

Primary loss per common and common equivalent share, assuming no dilution, is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the years ended June 30, 1997 and 1996 was 3,340,576 and 2,690,676, respectively. Fully diluted per share data is not presented as the effects would be antidilutive.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with its president that provides for a monthly salary and annual vacation pay. The contract expired on June 30, 1996. At the present time, due to lack of Company funds, this amount is being accrued. However, the president of the Company has elected to waive his rights to all vacation pay earned during fiscal years 1996 and 1997 and, as such, no amounts have been accrued for these periods.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has accrued expenses of $35,412 due to officer and directors of the Company at June 30, 1997. This amount has been on the books since 1995.

During the year ended June 30, 1997, the Company issued 240,000 shares of common stock and 240,000 warrants (see Note 10) valued at $120,000 to Howard Palmer, president of the Company, in lieu of salary for the calendar year 1995. For the calendar year 1996 and for the period January through June 1997, salary to Howard Palmer of $180,000 has been accrued. Advances of $19,400 have been offset against this accrual.

Subsequent to the year end, the Company issued 240,000 shares of common stock and 240,000 warrants (see Note 10) valued at $120,000 to Howard Palmer in lieu of salary for the fiscal year ended June 30, 1997 (see Note 10).

                              FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE 9 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and is dependent upon funds from a private placement for funding its day-to-day cash requirements. The Company has been directing its efforts to acquiring well-leased, existing ten to twenty acre discount shopping centers, anchored by major national retail tenants. The Company has located properties in Arizona, California and Nevada that fit its investment criteria and is exploring ways to finance the acquisition of these properties. If the Company is able to acquire these properties, the properties may generate adequate revenues for the Company to finance its operations. The Company's president, who has been in the discount shopping center development business for over twenty-five years, is currently working with representatives of national retail chains to select possible sites in various areas for future development of shopping centers. The Company proposes to construct the facilities and lease them back to the retailers on long term leases. At the present time there is no assurance that these events will take place. The effect of the foregoing matters raises substantial doubt about the ability of the Company to continue as a going concern. As discussed in Notes 3 and 4, the Company is also dependent upon creditors not calling the loans.

NOTE 10 - WARRANTS TO PURCHASE COMMON STOCK

In connection with the restructuring of the Company, 260,000 warrants were issued to certain individuals to purchase common stock. Each warrant represents the right to purchase one share of the Company's common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

In connection with the issuance of stock and notes payable during 1994, the Company issued 93,440 warrants to purchase common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

In connection with the issuance of stock and notes payable during 1995, the Company issued 302,000 warrants to purchase common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

In connection with the issuance of stock and notes payable during 1996, the Company issued 326,392 warrants to purchase common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

Along with shares of common stock issued to two individuals in 1993 and 1995, 300,000 warrants were issued, exercisable at prices ranging from $1 to $3 per share, expiring on December 31, 1999.

On July 31, 1996, the Company issued 240,000 warrants to Howard Palmer (see Note
8). These warrants are exercisable at prices ranging from $1 to $3 per share, and expire on December 31, 1999.

On July 1, 1997, the Company issued 240,000 warrants to Howard Palmer (see Note
8). These warrants are exercisable at prices ranging from $1 to $3 per share, and expire on December 31, 1999.

NOTE 11 - INCOME FROM RELIEF OF DEBT

A loan commitment deposit of $120,000 was withdrawn in October 1996. In addition, the related loan payable of $150,000 was removed. Associated costs of $47,631 were paid out of the loan proceeds, which along with the loan payable of $30,000 that was forgiven, allowed the Company to recognize $77,631 as income.

                              FOCAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


The Company had $33,434 of accrued payroll taxes which existed as of June 30, 1994 for individuals believed to be employees rather than independent contractors. No assessment had been imposed for such taxes. However, because there was no assurance that the taxes or applicable penalties and interest were not going to be imposed, estimated payroll taxes were accrued. This accrual expired June 30, 1997, which allowed the Company to recognize $33,434 as income.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOCAL CORPORATION



Dated: December 17, 1997                By: /S/HOWARD M. PALMER
                                            ------------------------------------
                                            Howard M. Palmer, Chairman of the
                                            Board and President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                        Title                        Date
       ----                        -----                        ----



/S/HOWARD M. PALMER        Chairman of the Board and       December 17, 1997
-------------------
Howard M. Palmer           President (Principal
                           Executive Officer)


/S/GERALD W. MAY           Director and Treasurer          December 17, 1997
----------------
Gerald W. May              (Principal Financial
                           and Accounting Officer)


/S/LEROY HARDY             Vice President and              December 17, 1997
--------------
Leroy Hardy                Director