Form 10QSB
period 1997-09-30
FOCAL CORP
filed 1998-03-30
CIK 915461

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                    For the period ended September 30, 1997

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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 4,438,576 on March 20, 1998.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introduction

The financial statements included herein have been prepared by Focal Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 1997, contained in the Company's Form 10-KSB filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented.

                               FOCAL CORPORATION

                                 BALANCE SHEET
                      September 30, 1997 and June 30, 1997
                              ------------------
                                    ASSETS

                                     September 30,            June 30,
                                        1997                   1997
                                     (Unaudited)             (Audited)
                                     ------------            ---------
Current assets:

     Cash                              $2,314                 $    0
                                       ------                 ------
          Total assets                 $2,314                 $    0
                                       ======                 ======


              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                                 BALANCE SHEET
                      September 30, 1997 and June 30, 1997
                           ------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                            September 30,          June 30,
                                                1997                 1997
                                            (Unaudited)           (Audited)
                                            ------------          ---------
Current liabilities:

    Bank overdraft                          $         0          $    11,600
    Accounts payable                            364,512              414,882
    Accrued taxes                                   225                3,240
    Accrued expenses                             59,460               51,660
    Accrued wages due officers and
      directors                                 290,933              234,233
    Notes and loans payable                     317,405              261,905
                                            -----------          -----------
        Total current liabilities           $ 1,032,535          $   977,520
                                            -----------          -----------
Shareholders' equity (deficit)

  Preferred stock (100,000,000 shares
   authorized, no shares outstanding)            -                    -

  Common stock ($0.10 par value; 40,000,000
   shares authorized, 3,340,576 shares
   issued and outstanding)                      334,058              334,058

   Paid in capital                            2,183,353            2,183,353

   Retained earnings (deficit)               (3,547,632)          (3,494,931)
                                            -----------          -----------
     Total shareholders' (deficit)           (1,030,221)            (977,520)
                                            -----------          -----------
      Total liabilities and shareholders'
       deficit                              $     2,314          $         0
                                            ===========          ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                            STATEMENT OF OPERATIONS
                      For the three month periods ending
                          September 30, 1997 and 1996
                                  (Unaudited)

                                           Three months ended September 30
                                           -------------------------------

                                              1997                  1996
                                           ----------            ---------
Revenues
  Income from relief of debt                   29,530                    0
                                            ---------             --------
Operating costs and expenses                $  71,898             $ 67,727

Other income (expenses)
  Interest (expense)                          (10,333)              (3,143)
                                            ---------             --------
Net (loss)                                  $ (52,701)            $(70,870)
                                            =========             ========
Loss per common share and common
 share equivalent                           $   (0.01)            $  (0.02)
                                            =========             ========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      Year Ended June 30, 1997 and Three Months ended September 30, 1997
                                  (Unaudited)
                              ------------------

                      Common     Common     Paid-in     Retained
                      Shares     Stock      Capital     Earnings       Total
                     ---------  --------  ----------  -----------   -----------

  Bal 6/30/96        2,690,676   269,068   1,923,393   (2,994,628)     (802,167)

  Stock issued
    for services       409,900    40,990     163,960                    204,950

  Stock issued to
    officers in
    lieu of salary     240,000    24,000      96,000         -          120,000

  Net loss                -         -           -        (500,303)     (500,303)
                     ---------  --------  ----------  -----------   -----------

Bal:  6/30/97        3,340,576  $334,058  $2,183,353  $(3,494,931)  $  (977,520)

  Net loss                                                (52,701)      (52,701)
                     ---------  --------  ----------  -----------   -----------

Bal:  9/30/97        3,340,576  $334,058  $2,183,353  $(3,547,632)  $(1,030,221)
                     =========  ========  ==========  ===========   ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               FOCAL CORPORATION

                            STATEMENT OF CASH FLOWS
                       For the three month periods ended
                          September 30, 1997 and 1996
                    Increase (Decrease) in Cash Equivalents
                                  (Unaudited)

                                 ------------

                                                      September 30,
                                                   1997           1996
                                                ---------      --------
Cash flows (used) in operating
  activities:

    Net (Loss)                                  $ (52,701)     $(70,870)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Decrease (Increase) in deposits
      and advances                                               (2,573)
    Increase (Decrease) in accounts
      payable                                     (50,370)       (2,669)
    Increase (Decrease) in accrued
      expenses                                     61,485       (68,124)
                                                ---------      --------

        Net cash provided by (used in)
          operating activities                    (41,586)     (144,236)

Cash flows provided (used) by
  financing activities:
    Borrowing                                      55,500        24,519
    Issuance of Common stock                            0       120,000
                                                ---------      --------

        Net cash provided by (used in)
          financing activities                     55,500       144,519
                                                ---------      --------

        Net increase in cash                       13,914           283
                                                ---------      --------

Cash (overdraft) at beginning of period           (11,600)         (411)
                                                ---------      --------

Cash (overdraft) at end of period               $   2,314      $   (128)
                                                =========      ========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                --------------

1.  Management Plan
    ---------------

    The financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and is dependent upon funds from borrowing and private placement for funding its day to day cash requirements. The Company has been directing its efforts to acquiring well-leased, existing ten to twenty acre discount shopping centers, anchored by major national retail tenants. The Company has located properties in California and Nevada that fit their investment criteria and it is exploring ways to finance the acquisition of these properties so they may generate adequate resources for the Company. Focal's President, who has been in the discount shopping center development business for over twenty-five years, is currently working with representatives of national retail chains to select possible sites in various areas for future development. The Company proposes to construct the facilities and lease them back to the retailers on long term leases. At the present time there is no assurance that these events will take place. If the Company is unable to acquire any properties or obtain additional private financing, there is no assurance that it will continue to operate.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
---- -- ----------

     The Company's current plan of operations is to acquire commercial shopping centers in the Western United States. The Company expects to target centers anchored by long term leases with national, credit-rated retail tenants and which generate positive cash flows. The Company intends to acquire existing shopping centers of approximately 5 to 20 acres, which are expected to include a major discount department store and several credit-rated retailers strategically spaced around the larger anchor. Some complexes also will include separate out-lots suitable for family type restaurants. In addition, as the Company's financial condition improves and as appropriate opportunities arise, the Company plans to option or contract for strategically located vacant land suitable for the development of shopping centers, such options or contracts to be subject to negotiating pre-building leases with major retail tenants.

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

     Currently, the Company does not own or manage any shopping centers or other real properties. In addition, the Company does not have funds necessary for the acquisition or development of shopping centers. However, the Company intends to rely on its management to successfully negotiate the acquisition of existing shopping centers and vacant land in exchange for shares of the Company's Common Stock or Convertible Preferred Stock. It is anticipated that each such acquisition will be separately negotiated based on the Owner's equity or tax base in the subject property. The Company is currently conducting due diligence on certain shopping centers located in California and Nevada. However, as of current date, the Company had no formal commitments, arrangements or understandings with regard to the acquisition of any specific properties.

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

Results of Operations
------- -- ----------

     The Company had no revenue from operations during the three months ended September 30, 1997 and 1996.

     The Company's expenses during the three months ended September 30, 1997 and 1996 amounted to $82,231 and $70,870, respectively. Expenses increased by $11,361 (16%) primarily the result of increased interest expense as the company has contined to require borrowed funds to operate. The net loss decreased from the corresponding quarter of the prior year by $18,169 (26%) because income was recognized from relief of debt.

Liquidity and Capital Resources
--------- --- ------- ---------

     The Company's liquidity over the past four years has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements.

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

     At September 30, 1997, the Company had total liabilities of $1,030,221, of which (i) $341,555 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments), (ii) $632,725 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations) and (iii) $3,240 represented accrued taxes. On that same date, the Company had cash totalling $2,314, which was the only asset.

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

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------
     None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1998                  FOCAL CORPORATION


                                       By: /s/ HOWARD M. PALMER
                                          -----------------------------------
                                           Howard M. Palmer
                                           Chairman of the Board and President


                                       By: /s/ GERALD W. MAY
                                          -----------------------------------
                                           Gerald W. May, Treasurer and
                                           Principal Financial Officer