Form 10QSB
period 1997-12-31
FOCAL CORP
filed 1998-05-28
CIK 915461

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                    For the period ended December 31, 1997

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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 3,638,576 on May 26, 1998.

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

                               FOCAL CORPORATION

                                 BALANCE SHEET
                      December 31, 1997 and June 30, 1997
                              ------------------
                                    ASSETS

                                     December 31,            June 30,
                                        1997                   1997
                                     (Unaudited)             (Audited)
                                     ------------            ---------
Current assets:

     Cash                              $24,698                $    0
     Deposits                            5,000
                                       -------                ------
          Total assets                 $29,698                $    0
                                       =======                ======


              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                                 BALANCE SHEET
                      December 31, 1997 and June 30, 1997
                           ------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                     December 31,    June 30,
                                                         1997           1997
                                                     (Unaudited)     (Audited)
                                                     ------------    ---------
Current liabilities:

    Bank overdraft                                   $         0    $    11,600
    Accounts payable                                     383,604        414,882
    Accrued taxes                                            450          3,240
    Accrued expenses                                      65,332         51,660
    Accrued wages due officers and directors             216,833        234,233
    Notes and loans payable                              328,546        261,905
                                                     -----------    -----------
        Total current liabilities                    $   994,765    $   977,520
                                                     -----------    -----------
Shareholders' equity (deficit)

  Preferred stock (100,000,000 shares authorized,
   no shares outstanding)                                 -              -

  Common stock ($0.10 par value; 40,000,000 shares
   authorized, 3,363,576 and 3,340,576 shares
   issued and outstanding, respectively)                 363,858        334,058

   Paid in capital                                     2,302,553      2,183,353

   Retained earnings (deficit)                        (3,631,478)    (3,494,931)
                                                     -----------    -----------
     Total shareholders' (deficit)                      (965,067)      (977,520)
                                                     -----------    -----------
      Total liabilities and shareholders' deficit    $    29,698    $         0
                                                     ===========    ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                            STATEMENT OF OPERATIONS
                       For the six month periods ending
                          December 31, 1997 and 1996
                                  (Unaudited)

                                                   Six months ended December 31
                                                   ----------------------------

                                                      1997               1996
                                                   ----------         ---------
Revenues
  Income from relief of debt                        $  29,530         $  77,631
                                                    ---------         ---------
Operating costs and expenses                          146,384           187,296

Other income (expenses)
  Interest (expense)                                  (19,693)           (7,179)
                                                    ---------         ---------
Net (loss)                                          $(136,547)        $(116,844)
                                                    =========         =========
Loss per common share and common share equivalent   $   (0.04)        $   (0.04)
                                                    =========         =========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
        Year Ended June 30, 1997 and Six Months ended December 31, 1997
                                  (Unaudited)
                              ------------------

                        Common     Common     Paid-in     Retained
                        Shares     Stock      Capital     Earnings      Total
                       ---------  --------  ----------  -----------   ---------

  Bal 6/30/96          2,690,676  $269,068  $1,923,393  $(2,994,628)  $(802,167)

  Stock issued
    for services         409,900    40,990     163,960                  204,950

  Stock issued to
    officers in
    lieu of salary       240,000    24,000      96,000         -        120,000

  Net loss                  -         -           -        (500,303)   (500,303)
                       ---------  --------  ----------  -----------   ---------

Bal:  6/30/97          3,340,576  $334,058  $2,183,353  $(3,494,931)  $(977,520)

  Net (loss)                                               (136,547)   (136,547)

  Stock issued to
    officer in lieu
    of salary            240,000    24,000      96,000         -        120,000

  Stock issued for
    payment of notes      50,000     5,000      20,000         -         25,000


  Sale of stock            8,000       800       3,200                    4,000
                       ---------  --------  ----------  -----------   ---------

Bal: 12/31/97          3,638,576  $363,858  $2,302,553  $(3,631,478)  $(965,067)
                       =========  ========  ==========  ===========   =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               FOCAL CORPORATION

                            STATEMENT OF CASH FLOWS
                        For the six month periods ended
                          December 31, 1997 and 1996
                    Increase (Decrease) in Cash Equivalents
                                  (Unaudited)

                                 ------------

                                                              December 31,
                                                            1997        1996
                                                         ---------    ---------
Cash flows (used) in operating activities:

    Net (Loss)                                           $(136,547)   $(116,844)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Decrease (Increase) in deposits and advances            (5,000)     114,300
    Decrease (Increase) in prepaids and deferred
      expenses                                                   0         (174)
    Increase (Decrease) in accounts payable and
      accrued expenses                                     (37,796)     (14,176)
                                                         ---------    ---------

        Net cash provided by (used in) operating
          activities                                      (179,343)     (16,894)

Cash flows provided (used) by financing activities:
    Debt reduction                                         (25,000)    (150,000)
    Borrowing                                               91,641       44,790
    Issuance of Common stock                               149,000      120,000
                                                         ---------    ---------

        Net cash provided by (used in) financing
          activities                                       215,641       14,790
                                                         ---------    ---------

        Net (decrease) increase in cash                     36,298       (2,104)
                                                         ---------    ---------

Cash (overdraft) at beginning of period                    (11,600)        (411)
                                                         ---------    ---------

Cash (overdraft) at end of period                        $  24,698    $  (2,515)
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

3.  Common Stock Issued
    -------------------

    The Company issued 800,000 shares which are being held in an informal escrow pending performance, with respect to a $5,000,000 loan for the Company. At such time as the loan is obtained, the shares will be released. They are not currently included in outstanding shares.

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

Results of Operations
---------------------

     The Company had no revenue from operations during the six months ended December 31, 1997 and 1996.

     The Company's expenses during the six months ended December 31, 1997 and 1996 amounted to $166,077 and $194,475, respectively. Expenses decreased by $28,398 (15%) primarily the result of expenses in the prior year of a planned acquisition of a shopping center which did not occur.

     The net loss increased by $19,703 (17%) from the corresponding period of the prior year because of a larger recognition of income from relief of debt in the prior year.

Liquidity and Capital Resources
-------------------------------

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

     At December 31, 1997, the Company had total liabilities of $994,765, of which (i) $270,072 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments), (ii) $724,243 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations) and (iii) $450 represented accrued taxes. On that same date, the Company had cash totalling $24,698 and total assets of $29,698.

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

Item 2.  Changes in Securities.
------------------------------
     None

Item 3.  Defaults Upon Senior Securities.
----------------------------------------
     None

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
     None

Item 5.  Other Information.
--------------------------
     None

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------
     Exhibit 27 -- Financial Data Schedule

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 27, 1998                    FOCAL CORPORATION


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