Form 10QSB
period 1998-03-31
FOCAL CORP
filed 1998-08-24
CIK 915461

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                      For the period ended March 31, 1998

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITY EXCHANGE ACT OF 1934
                           For the transition period

                from __________________ to ___________________
                          Commission File No. 0-22968

                               FOCAL CORPORATION
          (Name of small business issuer as specified in its charter)

        Utah                                            87-0363789
----------------------                         ---------------------------
State of Incorporation                         I.R.S. Employer I.D. Number

1415 West North Avenue #302    Anaheim, California          92801
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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 3,698,807 on August 20, 1998.

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

                               FOCAL CORPORATION

                                 BALANCE SHEET
                       March 31, 1998 and June 30, 1997
                              ------------------
                                    ASSETS

                                      March 31,              June 30,
                                        1998                   1997
                                     (Unaudited)             (Audited)
                                     ------------            ---------
Current assets:

     Cash                              $ 1,102                $    0
     Deposits                            6,930
                                       -------                ------
          Total assets                 $ 8,032                $    0
                                       =======                ======


              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                                 BALANCE SHEET
                       March 31, 1998 and June 30, 1997
                           ------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                      March 31,       June 30,
                                                        1998            1997
                                                     (Unaudited)     (Audited)
                                                     ------------    ---------
Current liabilities:

    Bank overdraft                                   $         0    $    11,600
    Accounts payable                                     381,522        414,882
    Accrued taxes                                            675          3,240
    Accrued expenses                                      84,479         51,660
    Accrued wages due officers and directors             249,233        234,233
    Notes and loans payable                              308,546        261,905
                                                     -----------    -----------
        Total current liabilities                    $ 1,024,455    $   977,520
                                                     -----------    -----------
Shareholders' equity (deficit)

  Preferred stock (100,000,000 shares authorized,
   no shares outstanding)                                 -              -

  Common stock ($0.10 par value; 40,000,000 shares
   authorized, 3,686,176 and 3,340,576 shares
   issued and outstanding, respectively)                 368,618        334,058

   Paid in capital                                     2,321,593      2,183,353

   Retained earnings (deficit)                        (3,706,634)    (3,494,931)
                                                     -----------    -----------
     Total shareholders' (deficit)                    (1,016,423)      (977,520)
                                                     -----------    -----------
      Total liabilities and shareholders' deficit    $     8,032    $         0
                                                     ===========    ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                            STATEMENT OF OPERATIONS
                       For the nine month periods ending
                            March 31, 1998 and 1997
                                  (Unaudited)

                                                    Nine months ended March 31
                                                   ----------------------------

                                                      1998               1997
                                                   ----------         ---------
Revenues
  Income from relief of debt                        $  29,530         $  77,631
                                                    ---------         ---------
Operating costs and expenses                          212,239           259,052

Other income (expenses)
  Interest (expense)                                  (28,994)          (12,061)
                                                    ---------         ---------
Net (loss)                                          $(211,703)        $(193,482)
                                                    =========         =========
Loss per common share and common share equivalent   $   (0.06)        $   (0.07)
                                                    =========         =========

              The accompanying notes are an integral part of the
                       consolidated financial statements

                               FOCAL CORPORATION

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
         Year Ended June 30, 1997 and Nine Months ended March 31, 1998
                                  (Unaudited)
                              ------------------

                        Common     Common     Paid-in     Retained
                        Shares     Stock      Capital     Earnings        Total
                       ---------  --------  ----------  -----------   -----------

  Bal 6/30/96          2,690,676  $269,068  $1,923,393  $(2,994,628)  $  (802,167)

  Stock issued
    for services         409,900    40,990     163,960                    204,950

  Stock issued to
    officers in
    lieu of salary       240,000    24,000      96,000         -          120,000

  Net loss                  -         -           -        (500,303)     (500,303)
                       ---------  --------  ----------  -----------   -----------

Bal:  6/30/97          3,340,576  $334,058  $2,183,353  $(3,494,931)  $  (977,520)

  Net (loss)                                               (211,703)     (211,703)

  Stock issued to
    officer in lieu
    of salary            240,000    24,000      96,000         -          120,000

  Stock issued for
    services               4,600       460       1,840         -            2,300

  Stock issued for
    payment of notes      90,000     9,000      36,000         -           45,000

  Sale of stock           11,000     1,100       4,400                      5,500
                       ---------  --------  ----------  -----------   -----------

Bal: 3/31/98           3,686,176  $368,618  $2,321,593  $(3,706,634)  $(1,016,423)
                       =========  ========  ==========  ===========   ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               FOCAL CORPORATION

                            STATEMENT OF CASH FLOWS
                       For the nine month periods ended
                            March 31, 1998 and 1997
                    Increase (Decrease) in Cash Equivalents
                                  (Unaudited)

                                 ------------

                                                                March 31,
                                                            1998        1997
                                                         ---------    ---------
Cash flows (used) in operating activities:

    Net (Loss)                                           $(211,703)   $(193,482)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Decrease (Increase) in deposits and advances            (6,930)     120,000
    Decrease (Increase) in prepaids and deferred
      expenses                                                   0         (174)
    Increase (Decrease) in accounts payable and
      accrued expenses                                     (11,894)      33,093
    Decrease (Increase) in advance to officers                   0      (13,941)
                                                         ---------    ---------
        Net cash provided by (used in) operating
          activities                                      (206,739)     (54,504)

Cash flows provided (used) by financing activities:
    Debt reduction                                         (45,000)    (150,000)
    Borrowing                                               91,641       85,781
    Issuance of Common stock                               172,800      120,000
                                                         ---------    ---------

        Net cash provided by (used in) financing
          activities                                       219,441       55,781
                                                         ---------    ---------

        Net (decrease) increase in cash                     12,702        1,277
                                                         ---------    ---------

Cash (overdraft) at beginning of period                    (11,600)        (411)
                                                         ---------    ---------

Cash (overdraft) at end of period                        $   1,102    $     866
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

Results of Operations
---------------------

     The Company had no revenue from operations during the nine months ended March 31, 1998 and 1997.

     The Company's expenses during the nine months ended March 31, 1998 and 1997 amounted to $241,233 and $271,113, respectively. Expenses decreased by $29,880 <11%> primarily the result of expenses in the prior year of a planned acquisition of a shopping center which did not occur, which was partially offset by increased interest expense.

     The net loss increased by $18,221 <9%> from the corresponding period of the prior year because of a larger recognition of income from relief of debt in the prior year.

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

     At March 31, 1998, the Company had total liabilities of $1,024,455, of which (i) $73,633 represents consulting services owed to a former officer of the Company, (ii) $238,289 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments), (iii) $711,858 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations) and (iv) $675 represented accrued taxes. On that same date, the Company had cash totalling $1,102 and total assets of $8,032.

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

Date:  August 24, 1998                 FOCAL CORPORATION


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