Form 10KSB40
period 1998-06-30
FOCAL CORP
filed 1999-05-25
CIK 915461

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
         __________

                         Commission File Number 0-22968

                                FOCAL CORPORATION
                 (Name of small business issuer in its charter)

                  UTAH                                           87-0363789
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

      1415 W. NORTH ST., #302
         ANAHEIM, CALIFORNIA                                       92801
         -------------------                                     ----------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were -0-.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on April 13, 1999 was approximately $1,307,396.

         The number of shares outstanding of the registrant's only class of Common Stock, $0.10 par value per share, was 5,175,176 on April 13, 1999.

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

     During August 1993, the Company's Board of Directors approved a new business plan to acquire and develop community shopping centers and other operating real properties. In connection with the Company's new business plan, the Board of Directors appointed Howard M. Palmer as President and Chairman of the Board. See "Certain Relationships and Related Transactions." Through Mr. Palmer's experience, coupled with a number of experienced consultants, including independent architects, construction and civil engineers, developers, brokers and attorneys, the Company intends to acquire existing shopping centers anchored by national retail tenants with operations that generate positive cash flows. As the Company's financial condition improves, and as appropriate opportunities arise, the Company also intends to acquire strategically- located vacant land suitable for the development of discount and neighborhood shopping centers. The Company has never acquired a discount shopping center, acquired vacant land suitable for development of a shopping center or developed a shopping center. Accordingly, there is no assurance that any shopping centers will be successfully acquired or developed in the future. However, because the Company's President has over 25 years of experience in the development, ownership and management of shopping centers, and because the Company has engaged the services of independent consultants with many years of experience in site analysis, property acquisition, land use regulations, anchor tenant negotiations and the development of retail complexes with national discount-oriented tenants, the Company believes it has in such individuals the necessary expertise to accomplish the Company's business plan. It is intended that shopping centers which are either acquired or developed by the Company will be operated, on a day-to-day basis, by professional managers selected by the Company.

     The Company is in various stages of negotiation to acquire properties in Las Vegas, Nevada (two shopping centers), Lancaster, California (one shopping center), Calexico, California (developable land, San Bernardino, California (developable land), Victorville, California (developable land) and Barstow, California (developable land). Each of the shopping centers is anchored by a major national retailer (such as K-Mart) on a long-term lease, and range in size from 84,000 square feet to 297,733 square feet. The unimproved parcels are zoned for commercial use, and the Company has received preliminary indications of interest from major national retailers to be the anchor tenants. The parcels range in size from 14 to 63 acres.

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

     As of April 13, 1999, there were 5,175,176 shares of the Company's Common Stock issued and outstanding, held of record by 462 shareholders.

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

     The Company's current plan of operations is to acquire commercial shopping centers in the Western United States. The Company expects to target centers anchored by long-term leases with national, credit- rated retail tenants and which generate positive cash flows. The Company intends to acquire existing shopping centers of approximately eight to 20 acres, which are expected to include a major discount department store, a major supermarket and several credit-rated retailers strategically spaced between the larger anchors. Some complexes also will include separate out-lots suitable for family type restaurants. In addition, as the Company's financial condition improves and as appropriate opportunities arise, the Company plans to option or contract for strategically-located vacant land suitable for the development of shopping centers, such options or contracts to be subject to negotiating pre-building leases with major retail tenants.

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

RESULTS OF OPERATIONS

     The Company had no revenue from operations during the fiscal years ended June 30, 1998 and 1997.

     The Company's expenses during the fiscal years ended June 30, 1998 and 1997 amounted to $358,165 and $610,696, respectively. Expenses decreased by $252,531 primarily as a result of $200,000 in consulting fees paid to Bell Financial, Inc. (of which the Company's Secretary, Richard C. Shinn, is president) during Fiscal 1997, which were not incurred during Fiscal 1998, and reduced expenses for executive compensation by virtue of the resignation of the Company's former Chief Financial Officer.

     The Company had a net loss of $301,586 for the fiscal year ended June 30, 1998, and a net loss of $500,303 for the fiscal year ended June 30, 1997. Because there was no revenue generated during those periods, these losses generally represent the Company's operating expenses plus income tax, offset by certain forgiveness of indebtedness income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity over the past two years has been materially and adversely affected by continuing operating losses. The Company has experienced total net losses of $801,889 for the two years ended June 30, 1998. The Company currently has no operations and is dependent on private debt and equity financing to fund its day to day cash requirements. Accordingly, the independent auditors' report covering the Company's financial statements is qualified as to the Company's ability to continue as a going concern.

     The Company is in the process of attempting to raise approximately $500,000 ("Offering") for working capital. The offering is expected to consist of Convertible Notes and will be made to "accredited investors" only pursuant to Regulation D under the Securities Act of 1933.

     During the fiscal year ended June 30, 1998, the Company raised $101,000 through the sale of Convertible Notes. The Convertible Notes are convertible into 202,000 shares of Common Stock. The purchasers of the Convertible Notes also received Warrants to purchase an additional 202,000 shares of Common Stock.

     At June 30, 1998, the Company had total liabilities of $1,095,525, of which $279,528 represented expense reimbursements and loans payable to officers and directors and their families (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments).


OUTLOOK

     Certain statements contained in this "Outlook" are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market fluctuations in the commercial real estate industry, increased competition with respect to the acquisition or development of shopping centers, and risks associated with managing the Company's growth.

     The Company's future operating results could be impacted by factors such as a slower growth rate in the market, increased competition, fluctuations in the fair market value of the Company's Common Stock and Convertible Preferred Stock or adverse changes in general economic conditions in the region of the United States in which the Company does business.

     Management believes that proceeds from the Offering will generate sufficient working capital to conduct the business of the Company during the period that the Company negotiates for and closes the acquisition of its first shopping center. Once the Company has acquired a shopping center that meets the Company's investment criteria, which include among other things, the ability to generate positive cash flows, management believes that such cash flows will provide the liquidity and capital resources necessary to conduct the business of the Company. Management of the Company believes that between the funds generated by the Offering and any cash flows resulting from the acquisition of a shopping center, the Company will generate enough cash to support its operations over the next twelve months. Nonetheless, the negotiations for acquisition or development of a shopping center are not yet final. Further, there is no guarantee that any shopping center acquired or developed will generate positive cash flows. Accordingly, there is no guarantee that the Company will generate enough cash to support its operations over the next twelve months.

     The Company believes it currently is in the final stages of negotiating the acquisitions of several discount shopping centers and lots of land which are suitable for the development of discount shopping centers. Nonetheless, the Company has never acquired a discount shopping center, acquired vacant land suitable for development of a shopping center or developed a shopping center. Accordingly, there is no assurance that any shopping centers will be successfully acquired or developed in the future. However, because the Company's President has over 25 years of experience in the development, ownership and management of shopping centers, and because the Company has engaged the services of independent consultants with many years of experience in site analysis, property acquisition, land use regulations, anchor tenant negotiations and the development of retail complexes with national discount-oriented tenants, the Company believes it has in such individuals the necessary expertise to accomplish the Company's business plan.

     Currently, the Company does not own or manage any shopping centers or other real properties. In addition, the Company currently does not have funds necessary for the acquisition or development of shopping centers. Therefore, the Company intends to rely on its management to successfully negotiate the acquisition of existing shopping centers and vacant land in exchange for shares of the Company's Common Stock or Convertible Preferred Stock. It is anticipated that each such acquisition will be separately negotiated based on the owner's equity or tax base in the subject property. No assurance can be given, however, that management will be able to convince sellers of desirable properties to accept the Company's securities in lieu of cash or a secured note.

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

     Management of the Company considers the office space currently used to be adequate to meet the current demands of the Company's business. The Company believes that this space will not be sufficient in the near future considering its expected growth and is currently looking at larger office space in Orange County, California, which will accommodate a small property management and administrative staff.

IMPACT OF YEAR 2000

     Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results.

     The Company believes that its software programs and computerized systems used to report financial information currently are Year 2000 compliant. Nonetheless, there can be no assurance that there will be no interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences.


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

                                    PART III

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors*, executive officers and significant personnel of the Company and their ages are as follows:

           Name                     Age                    Position
           ----                     ---                    --------

     Howard M. Palmer                66              Chairman of the Board,
                                                     President and Director

     Leroy Hardy                     61              Vice President and Director

     Gerald W. May                   60              Treasurer and Director

     Richard C. Shinn                66              Secretary

     ---------------
     * The Company's Board of Directors have been operating with two vacancies and will continue to do so until suitable candidates can be identified and agree to join the Board.

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

         All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' meetings and receive a $100 per month director's fee.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 1998 and thereafter, or any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1998 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

     Item 10. EXECUTIVE COMPENSATION.

         Effective for fiscal year ended 1998, Howard Palmer entered into an employment agreement with the Company, pursuant to which Mr. Palmer is entitled to base cash compensation of $180,000 per year, an increase from his base cash compensation of $120,000 for fiscal year ending 1997. In September 1997 Mr. Palmer agreed to accept 240,000 shares of Common Stock and 240,000 warrants to purchase Common Stock in lieu of his cash compensation for 1997. Subsequent to fiscal year ended 1998, Mr. Palmer agreed to accept 360,000 shares of Common Stock and 360,000 warrants to purchase Common Stock in lieu of his cash compensation for 1997. The remainder of his compensation is being accrued. The Company also maintains a reimbursement policy whereby executive officers are reimbursed for actual expenses incurred in connection with the management of the Company and its business.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of April 13, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

                                                    Amount and Nature
      Name and Address                           of Beneficial Ownership                      Percent of
  of Beneficial Owner(1)(2)                          of Common Stock                        Common Stock(3)
  -------------------------                      -----------------------                    ---------------
     Howard M. Palmer(4)                                2,849,844                                  55.1%

     Julia Murray(5)                                      800,000                                  15.5%
     3484 Nightflower Lane
     Las Vegas, Nevada 89121

     Robert and Lynda Cullen(6)                           551,584                                  10.7%
     1050 N. Anaheim Blvd.
     Anaheim, California  92801

     Richard C. Shinn(7)                                  400,000                                   7.7%

     Estate of James T. Hays(8)                           302,018                                   6.4%

     David Pamintuan(9)                                   263,930                                   5.1%
     14605 W. Wild Oak Drive
     Canyon Country, California 91351

     Don Zink(10)                                         254,500                                   4.9%
     2100 Sepulveda Blvd., #24
     Manhattan Beach, California  90266

     Leroy Hardy(11)                                       79,783                                   1.8%

     Gerald W. May(12)                                     79,783                                   1.8%

     All Directors and Officers                         3,409,410                                  65.9%
     as a Group (4 persons)

     ------------------
     (1) The address of each officer and director and of the Estate of James T. Hays is c/o Focal Corporation, 1415 W. North St., #302, Anaheim, California 92801.
     (2) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

     ------------------
     (3) All percentages have been calculated to include warrants and convertible securities which are immediately exercisable or convertible into shares of Common Stock by the particular shareholder.
     (4) Mr. Palmer is the President and Chairman of the Board of Directors of the Company. Includes 306,644 shares which Mr. Palmer owns of record. Also includes (i) 260,000 shares held by Francis and William H. Platts, Mr. Palmer's sister and brother-in-law; (ii) 200,000 shares held Kenneth and Helen Palmer, Mr. Palmer's son and daughter-in-law; (iv) 200,000 shares held by Jim and Barbara Palmer, Mr. Palmer's son and daughter-in-law; (v) 200,000 shares held by Patti Joe Palmer, Mr. Palmer's daughter; (vi) 200,000 shares held by Joanne and Philip Quon, Mr. Palmer's daughter and son-in-law; (vii) 200,000 shares held by William H. Platts, Jr., Mr. Palmer's nephew; (viii) 200 shares held by Kenneth F. Palmer, Jr., Mr. Palmers grandchild; and (ix) warrants to purchase 1,283,000 shares, held by Mr. Palmer.
     (5) Consists of 800,000 shares held in an informal escrow pending performance by Ms. Murray with respect to obtaining a $5,000,000 loan for the Company.
     (6) Includes (i) 200,000 shares held of record by the Cullen Family Trust, a trust administered by the Cullens, (ii) warrants to purchase 340,792 shares held by the Cullen Family Trust and (iii) a convertible note held by the Cullen Family Trust which is convertible into 10,792 shares.
     (7)          Represents shares owned by Bell Financial, Inc., of which Mr.
                  Shinn is president.
     (8) Prior to his death on July 17, 1994, Mr. Hays was the Secretary and a director of the Company. Mr. Hays owned the Company's Common Stock as follows: (i) 4,637 shares held directly by Mr. Hays, (ii) 50,000 shares held by Mr. Hays and his wife as joint tenants, (iii) 27,568 shares held directly by Mr. Hays' wife, (iv) 135,393 shares held by Focal Development Corporation, a Colorado corporation controlled by Mr. Hays' wife ("FDC") and (v) 29,783 shares held by Interdec Corporation, a Colorado corporation affiliated with Mr. Hays ("Interdec"), and (vi) warrants to purchase 54,637 shares.
     (9)          Includes 66,680 shares which Mr. Pamintuan owns of record.
                  Also includes warrants to purchase 139,250 shares and convertible notes which are convertible into 58,000 shares.
     (10) Includes (i) 54,500 shares held by 1st S. I. Fund Trust, a trust administered by Mr. Zink and (ii) warrants to purchase 200,000 shares.
     (11) Includes 25,000 shares which Mr. Hardy owns of record. Also includes 29,783 shares held by Interdec, for which Mr. Hardy serves as an officer and director and warrants to purchase 25,000 shares.
     (12) Includes 25,000 shares which Mr. May owns of record. Also includes 29,783 shares held by Interdec, for which Mr. May serves as an officer and director and warrants to purchase 25,000 shares.

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

         During the fiscal year ended June 30, 1997, Bell Financial, Inc., of which the Company's secretary, Richard C. Shinn, is president, was issued 400,000 shares of Common Stock for financial consulting services. During the fiscal year ended June 30, 1998, Bell Financial, Inc made an unsecured loan of $32,975 to the Company.

         During the fiscal year ended June 30 1997, Howard Palmer was issued 240,000 shares of Common Stock and 240,000 warrants to purchase 240,000 shares of Common Stock, exercisable on or prior to December 31, 1999 at prices ranging from $1 to $3 per share, in lieu of his $120,000 salary for fiscal year ended 1996.

         During the fiscal year ended June 30 1998, Howard Palmer was issued 240,000 shares of Common Stock and 240,000 warrants to purchase 240,000 shares of Common Stock, exercisable on or prior to December 31, 1999 at prices ranging from $1 to $3 per share, in lieu of his $120,000 salary for fiscal year ended 1997.

         In connection with a cash advance to the Company during the fiscal year ended 1998, the Company issued to Howard Palmer 8,000, 3,000 and 12,000 warrants to purchase shares of Common Stock, exercisable at prices ranging from $1 to $3 per share, and expiring on November 23, 2000, March 24, 2001, and April 16, 2001, respectively.

         In connection with the issuance of stock and notes payable during the fiscal year ended 1998, the Company issued 100,000 warrants to purchase 100,000 shares of Common Stock to nine individuals. These warrants are exercisable at prices ranging from $1 to $3 per share, and expire starting from August 5, 2000 to April 24, 2001.

         On August 31, 1998, Howard Palmer was issued 360,000 shares of Common Stock and 360,000 warrants to purchase 360,000 shares of Common Stock, exercisable on or prior to June 30, 2001 at prices ranging from $1 to $3 per share, in lieu of his $180,000 salary for fiscal year ended June 30, 1998.

         On January 2, 1999, Howard Palmer was issued 180,000 shares of Common Stock and 180,000 warrants to purchase 180,000 shares of Common Stock, exercisable on or prior to June 30, 2001 at prices ranging from $1 to $3 per share, in lieu of his $90,000 salary for the first half of the fiscal year ended June 30, 1999.

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         3.1 ...................     Articles of Incorporation of the Company.*

         3.2 ...................     Amendment to the Articles of Incorporation
                                     changing the Company's name to TVM Global
                                     Entertainment, Inc.*

         3.3 ...................     Amendment to the Articles of Incorporation
                                     changing the Company's name to Cinema
                                     Features, Inc.*

         3.4 ...................     Amendment to the Articles of Incorporation
                                     changing the Company's name to Focal
                                     Corporation.*

         3.5 ...................     Restated Bylaws of the Company.*

         3.6 ...................     Amendment to the Articles of Incorporation
                                     authorizing the Series A Convertible
                                     Preferred Stock.*

         4.1 ...................     Specimen stock certificate of the Company.*

         10.1 ..................     Form of Warrant Certificate issued to
                                     directors of the Company (schedule of
                                     directors receiving Warrants attached
                                     thereto).*

         10.2 ..................     Employment Agreement dated October 1, 1993
                                     between the Company and Howard M. Palmer.*

         10.3 ..................     Agreement dated July 29, 1993 between the
                                     Company and Howard M. Palmer, whereby the
                                     Company acquired operating funds,
                                     management expertise and potential real
                                     estate assets in exchange for Common Stock and future consideration.*

         10.4 ..................     Bill of Sale and Transfer of Rights in
                                     Movie Properties dated June 27, 1993
                                     between the Company and Maverick Marketing
                                     Management, Inc.*

         10.5 ..................     Form of Convertible Promissory Note.**
     ---------------
     * Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated November 26, 1993 or amendment thereto dated March 28, 1994 (Registration No. 0-22968) and incorporated herein by reference.
     ** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.



         (b) Reports on Form 8-K.

         Inapplicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      FOCAL CORPORATION



     Dated: May 21, 1999                       By:/S/ HOWARD M. PALMER
                                                  ------------------------------
                                                      Howard M. Palmer, Chairman
                                                      of the Board and President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                             Title                         Date
         ----                             -----                         ----


 /S/ HOWARD M. PALMER            Chairman of the Board and          May 21, 1999
 --------------------            President (Principal
 Howard M. Palmer                Executive Officer)



 /S/ GERALD W. MAY               Director and Treasurer             May 21, 1999
 --------------------            (Principal Financial
 Gerald W. May                   and Accounting Officer)



 /S/ LEROY HARDY                 Vice President and                 May 21, 1999
 --------------------            Director
 Leroy Hardy



 /S/ RICHARD SHINN               Secretary                          May 21, 1999
 --------------------
 Richard Shinn

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1998














                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page

     Independent Auditors' Report                                    F-2

     Prior Independent Auditors' Report                              F-3 - F-4

     Balance Sheet as of June 30, 1998                               F-5

     Statements of Operations
      For the Years Ended June 30, 1998 and 1997                     F-6

     Statement of Operations
      From Inception of Development Stage to June 30, 1998           F-7

     Statements of Shareholders' Equity (Deficit)
      From Inception of Development Stage to June 30, 1998           F-8 - F-9

     Statements of Cash Flows
      For the Years Ended June 30, 1998 and 1997                     F-10

     Statement of Cash Flows
      From Inception of Development Stage to June 30, 1998           F-11

     Notes to Financial Statements                                   F-12 - F-16

                          INDEPENDENT AUDITORS' REPORT


     March 5, 1999


     To the Board of Directors
     Focal Corporation
     Anaheim, California

     We have audited the accompanying balance sheet of Focal Corporation (a development stage company) as of June 30, 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 1998 and 1997, and for the period from July 1, 1994 to June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Focal Corporation (a development stage company) from inception (July 1, 1993) to June 30, 1994 were audited by other auditors whose report has been furnished to us and is included in these financial statements. Our opinion insofar as it relates to the amounts included for Focal Corporation (a development stage company) for the period from inception (July 1, 1993) to June 30, 1994, is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Focal Corporation (a development stage company) as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 and from inception (July 1, 1993) to June 30, 1998, in conformity with generally accepted accounting principles.

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




     CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
     Woodland Hills, California

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1998





                                     ASSETS


     CURRENT ASSETS
             Cash                                                                                           219
    Deferred tax asset (Note 2)                                                                   $          --
                                                                                                  --------------

             Total Assets                                                                         $         219
                                                                                                  ==============




                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


     CURRENT LIABILITIES
             Accounts payable (Note 12)                                                           $     425,124
             Accrued expenses - related parties (Note 8)                                                 27,980
             Accrued payroll                                                                             73,633
             Accrued payroll - president (Note 8)                                                       220,600
             Accrued income taxes                                                                           900
             Interest payable                                                                            34,617
             Loan payable - related party (Note 4)                                                       22,975
             Notes payable (Note 3)                                                                     286,046
             Advances from president (Note 5)                                                             3,650
                                                                                                  --------------

             Total Current Liabilities                                                                1,095,525
                                                                                                  --------------

     SHAREHOLDERS' EQUITY (DEFICIT)
             Preferred stock; 100,000,000 shares authorized, no shares
              outstanding, no par value                                                                      --
             Common stock; 40,000,000 shares authorized 3,676,837 shares
              issued and 3,676,837 outstanding, $0.10 par value (Note 10 and 13)                        367,684
             Additional paid in capital                                                               2,333,527
             Deficit accumulated before the development stage                                        (1,739,945)
             Deficit accumulated during the development stage                                        (2,056,572)
                                                                                                  --------------

                                            Total Shareholders' Equity (Deficit)                     (1,095,306)
                                                                                                  --------------

             Total Liabilities and Shareholders' Equity (Deficit)                                 $         219
                                                                                                  ==============



  The Accompanying Footnotes are an Integral Part of These Financial Statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997




                                                                                     1998               1997
                                                                                --------------    --------------

     REVENUES (Note 1)                                                          $           0     $           0

     OPERATING COSTS AND EXPENSES                                                     358,165           610,696
                                                                                --------------    --------------

     (LOSS) FROM OPERATIONS                                                          (358,165)         (610,696)

     OTHER INCOME
             Relief of debt (Note 11)                                                  57,479           111,193
                                                                                --------------    --------------

             (Loss) Before Income Taxes                                              (300,686)         (499,503)

     PROVISION FOR INCOME TAXES                                                          (900)             (800)
                                                                                --------------    --------------

             Net (Loss)                                                         $    (301,586)    $    (500,303)
                                                                                ==============    ==============

             (Loss) per common share and common share
              equivalent (Note 6)                                               $        (.08)    $        (.17)
                                                                                ==============    ==============



  The Accompanying Footnotes are an Integral Part of These Financial Statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1998




     REVENUES                                                                                     $           0

     OPERATING COSTS AND EXPENSES                                                                     2,254,749
                                                                                                  --------------

     (LOSS) FROM OPERATIONS                                                                          (2,254,749)

     OTHER INCOME
             Relief of debt (Note 11)                                                                   203,277
                                                                                                  --------------

             (Loss) Before Income Taxes                                                              (2,051,472)

     PROVISION FOR INCOME TAXES                                                                          (5,100)
                                                                                                  --------------

             Net (Loss)                                                                           $  (2,056,572)
                                                                                                  ==============



  The Accompanying Footnotes are an Integral Part of These Financial Statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1998


                                                       Common Stock                      Preferred Stock
                                            --------------------------------    --------------------------------
                                                Shares            Amount            Shares            Amount
                                            --------------    --------------    --------------    --------------

July 1, 1993 -
 Balance at beginning of
 development stage                              1,526,396     $     152,640                --     $          --

    Stock issued for services                     349,960            34,996

    Sale of stock                                 414,120            41,412

    Net (Loss)
                                            --------------    --------------    --------------    --------------

Balance at June 30, 1994                        2,290,476           229,048                --                --

    Stock issued for services                     114,800            11,480

    Stock issued to officer
    in lieu of salary                             200,000            20,000

    Sale of stock                                  75,400             7,540

    Stock issued for payment
     of note                                       10,000             1,000

    Net (Loss)
                                            --------------    --------------    --------------    --------------

Balance at June 30, 1995                        2,690,676           269,068

    Net (Loss)
                                            --------------    --------------    --------------    --------------

Balance at June 30, 1996                        2,690,676           269,068                --                --


(CONTINUED FROM ABOVE)

                                                                Accumulated      Accumulated         Total
                                                                  Deficit          Deficit           Share-
                                              Additional          Before           During            holders'
                                               Paid-in          Development      Development         Equity
                                               Capital            Stage             Stage           (Deficit)
                                            --------------    --------------    --------------    --------------

July 1, 1993 -
 Balance at beginning of
 development stage                          $   1,576,181     $  (1,739,945)    $          --     $     (11,124)

    Stock issued for services                      21,484                                                56,480

    Sale of stock                                 165,648                                               207,060

    Net (Loss)                                                                       (473,122)         (473,122)
                                            --------------    --------------    --------------    --------------

Balance at June 30, 1994                        1,763,313        (1,739,945)         (473,122)         (220,706)

    Stock issued for services                      45,920                                                57,400

    Stock issued to officer
    in lieu of salary                              80,000                                               100,000

    Sale of stock                                  30,160                                                37,700

    Stock issued for payment
     of note                                        4,000                                                 5,000

    Net (Loss)                                                                       (512,625)         (512,625)
                                            --------------    --------------    --------------    --------------

Balance at June 30, 1995                        1,923,393        (1,739,945)         (985,747)         (533,231)

    Net (Loss)                                         --                            (268,936)         (268,936)
                                            --------------    --------------    --------------    --------------

Balance at June 30, 1996                        1,923,393        (1,739,945)       (1,254,683)         (802,167)



 The Accompanying Footnotes are an Integral Part of These Financial Statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1998
                                   (CONTINUED)


                                                       Common Stock                      Preferred Stock
                                            --------------------------------    --------------------------------
                                                Shares            Amount            Shares            Amount
                                            --------------    --------------    --------------    --------------

    Stock issued for services                     409,900            40,990                --                --

    Stock issued to officer
     in lieu of salary                            240,000            24,000                --                --

    Net (Loss)
                                            --------------    --------------    --------------    --------------

Balance at June 30, 1997                        3,340,576           334,058                --                --

    Retirement of common stock                    (31,339)           (3,134)               --                --

    Stock issued for services                       4,600               460                --                --

    Stock issued to officer in
    lieu of salary                                240,000            24,000                --                --

    Stock issued for payment
    of notes and advances                         123,000            12,300                --                --

Net (Loss)
                                            --------------    --------------    --------------    --------------
                                                3,676,837     $     367,684                --                --
                                            ==============    ==============    ==============    ==============


(CONTINUED FROM ABOVE)

                                                                Accumulated      Accumulated         Total
                                                                  Deficit          Deficit           Share-
                                              Additional          Before           During            holders'
                                               Paid-in          Development      Development         Equity
                                               Capital            Stage             Stage           (Deficit)
                                            --------------    --------------    --------------    --------------

    Stock issued for services                     163,960                --                --           204,950

    Stock issued to officer
     in lieu of salary                             96,000                --                --           120,000

    Net (Loss)                                                                       (500,303)         (500,303)
                                            --------------    --------------    --------------    --------------

Balance at June 30, 1997                        2,183,353        (1,739,945)       (1,754,986)         (977,520)

    Retirement of common stock                      3,134                --                --                --

    Stock issued for services                       1,840                --                --             2,300

    Stock issued to officer in
    lieu of salary                                 96,000                --                --           120,000

    Stock issued for payment
    of notes and advances                          49,200                --                --            61,500

Net (Loss)                                                                           (301,586)         (301,586)
                                            --------------    --------------    --------------    --------------
                                            $   2,333,527     $  (1,739,945)    $   (2056,572)    $  (1,095,306)
                                            ==============    ==============    ==============    ==============


 The Accompanying Footnotes are an Integral Part of These Financial Statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                                                                                     1998               1997
                                                                                --------------    --------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net (loss)                                                                  $    (301,586)    $    (500,303)
    Adjustments to reconcile net (loss) to net cash provided
     (used) by operating activities:
      Operating expenses paid by issuance of stock                                      2,300           204,950
      Increase in interest payable                                                     18,369             9,731
      Increase in accounts payable and accrued expenses                               180,470           157,243
                                                                                --------------    --------------

             Net Cash Flows (Used) by Operating Activities                           (100,447)         (128,379)
                                                                                --------------    --------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
    Refundable loan commitment fee                                                         --           120,000
                                                                                --------------    --------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of notes payable                                                         101,000           138,000
    (Decrease) in notes payable                                                            --            (5,000)
    Increase (decrease) in loan payable                                                12,975          (150,000)
    Increase (decrease) in advances from president                                     (1,709)           14,190
                                                                                --------------    --------------

             Net Cash Flows Provided by Financing Activities                          112,266            (2,810)
                                                                                --------------    --------------

NET INCREASE  (DECREASE) IN CASH                                                       11,819           (11,189)

CASH (OVERDRAFT) AT THE BEGINNING OF THE YEAR                                         (11,600)             (411)
                                                                                --------------    --------------

CASH (OVERDRAFT) AT THE END OF THE YEAR                                         $         219     $     (11,600)
                                                                                ==============    ==============


ADDITIONAL DISCLOSURES:
    Cash paid during each year for:
        Interest                                                                $      19,479     $       4,279
                                                                                ==============    ==============

        Income taxes                                                            $       2,252     $          --
                                                                                ==============    ==============

 NON CASH INVESTING AND FINANCING TRANSACTIONS:

    Common stock issued in consideration of notes payable and
     officer advances                                                           $      61,500     $          --
                                                                                ==============    ==============

     Common stock issued in consideration of accrued officer payroll            $     120,000     $     120,000
                                                                                ==============    ==============

 The Accompanying Footnotes are an Integral Part of These Financial Statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1998





CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net (loss)                                                                                    $  (2,056,572)
    Adjustments to reconcile net (loss) to net cash provided
     (used) by operating activities:
      Non-cash compensation and promotion                                                                83,960
      Operating expenses paid by issuance of stock and additional paid in capital                       264,650
      Compensation to officer paid by issuance of stock and additional paid in capital                  100,000
      Operating expenses paid by reduction of loan commitment fee                                        30,000
      Loss on write-off of assets                                                                       (18,250)
      Decrease in prepaid expenses                                                                       10,000
      Increase in interest payable                                                                       34,617
      Increase in accounts payable and accrued expenses                                                 957,883
                                                                                                  --------------

             Net Cash Flows (Used) by Operating Activities                                             (593,712)
                                                                                                  --------------

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
    Refundable loan commitment fee                                                                      (30,000)
                                                                                                  --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of notes payable                                                                           361,046
    Issuance of common stock                                                                            244,760
    (Decrease) in notes payable                                                                          (5,000)
    Increase in loan payable                                                                             12,975
    Increase in advances from president                                                                  10,150
                                                                                                  --------------

             Net Cash Flows Provided by Financing Activities                                            623,931
                                                                                                  --------------

NET INCREASE (DECREASE) IN CASH                                                                             219

CASH AT THE BEGINNING OF THE PERIOD                                                                           0
                                                                                                  --------------

CASH (OVERDRAFT) AT JUNE 30, 1998                                                                 $         219
                                                                                                  ==============

ADDITIONAL DISCLOSURES:
    Cash paid during the period for:
        Interest                                                                                  $      29,117
                                                                                                  ==============

        Income taxes                                                                              $       4,373
                                                                                                  ==============

NON CASH INVESTING AND FINANCING TRANSACTIONS:
    Common stock issued in consideration of notes payable and officer advances                    $      66,500
                                                                                                  ==============

     Common stock issued in consideration of accrued officer payroll                               $    240,000
                                                                                                  ==============

 The Accompanying Footnotes are an Integral Part of These Financial Statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998




NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Focal Corporation was incorporated in the State of Utah in 1980 as Petro-Funding. The Company sold and distributed its assets from the movie distribution business during May and June of 1993. The Company then changed the focus of its business on July 1, 1993 to the acquisition, development and management of commercial real estate, primarily shopping centers. The Company has not acquired any properties as of the date of this report, and has not recognized any income from the date of inception (July 1, 1993) to June 30, 1998. As the Company was involved in other businesses prior to July 1, 1993, an accumulated deficit of $1,739,945 had been incurred to the last day of those operations on June 30, 1993. Focal Corporation has not generated revenue since the sale and distribution of assets from the movie distribution business during May and June of 1993. As such, the accompanying financial statements have been prepared using the accounting formats prescribed for development stage companies since July 1, 1993.

Income Taxes

The Company files federal income and state franchise tax returns. The Company accounts for deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), which it adopted during 1994. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Year 2000 Compliance

In general, management believes its computerized systems used to report financial information are year 2000 compliant. Management does not foresee any material year 2000 problems with the Company's vendors, service providers, or other third parties which affect the Company's financial information.

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

                                FOCAL CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 2 - INCOME TAXES (CONTINUED)

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at June 30, 1998:

Deferred Tax Asset - Non-Current                                  $     863,547
Deferred Tax Liability - Non-Current                                         --
                                                                  --------------
                                                                        863,547
Valuation allowance                                                    (863,547)

Net Deferred Tax Asset - Non-Current                              $           0
                                                                  ==============

The deferred tax asset results from ordinary loss carryforwards available to reduce future taxable income. The valuation allowance account is established to reduce the tax asset account to $0 because the operating losses may not be utilized. The valuation allowance increased by $114,947 from June 30, 1997 to June 30, 1998 as a result of additional operating losses.

As of June 30, 1998 and 1997, for income tax purposes, the Company had approximately $2,055,000 and $1,755,000, respectively, of ordinary loss carryforwards available to reduce future taxable income through the year 2013.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 1998:

David Pammintuan, with interest at 12%                            $      29,000
William Platts, with interest at 12%                                     37,000
Mr. & Mrs. Robert Cullen, with interest at 12%                            5,396
Dr. Mark Moss, with interest at 12%                                      16,650
Richard Baughn, with interest at 12%                                     35,000
Robert Erickson, with interest at 12%                                    11,000
Andrea Malmquist, with interest at 12%                                  100,000
Christina Hodge, with interest at 12%                                     1,000
Howard Newsom, with interest at 12%                                      20,000
Garrette Newsom, with interest at 12%                                     2,000
John Garland, with interest at 12%                                        5,000
Laura Haskin, with interest at 12%                                        1,000
Robert Lyntton, with interest at 12%                                      5,000
Margaret Lyntton, with interest at 12%                                      500
Paul Tichy, with interest at 12%                                          1,500
Cynthia & Jerry Shodall, with interest at 12%                             6,000
Notes payable - various individuals, with interest at 10%                10,000
                                                                  --------------
                                                                  $     286,046
                                                                  ==============

None of these notes are collateralized. As of the date of this report, all of these notes are past due.

Renewal of these loans are at the discretion of the holders. However, management expects renewal to occur in the normal course of business for the foreseeable future.

Total interest expense of $38,513 and $18,635 is included in operating expenses as of June 30, 1998 and 1997, respectively.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 4 - LOAN PAYABLE - RELATED PARTY

Loan payable - related party consisted of the following at        $      10,000
 June 30, 1998:

Loan payable - Unsecured loan payable to Kenneth Palmer, son of          12,975
 the Company's president, with interest accrued at 12% annually

Loan payable - unsecured, non-interest loan payable to Bell              22,975
 Financial, due on demand. The president of Bell Financial is also the secretary of Focal Corporation


Interest payable related to the above loans                               4,322

                                                                  $      27,297
                                                                  ==============

Renewal of these loans are at the discretion of the holders. However, management expects renewal to occur in the normal course of business for the foreseeable future. Total interest expense of $1,597 and $1,064 is included in operating expenses as of June 30, 1998 and June 30, 1997, respectively.

NOTE 5 - ADVANCES FROM PRESIDENT

Advances from president consisted of the following at June 30, 1998:

Advance - Howard Palmer, president of the Company, no             $       3,650
 stated terms                                                     ==============

NOTE 6 - LOSS PER COMMON SHARE

Primary loss per common and common equivalent share, assuming no dilution, is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the years ended June 30, 1998 and 1997 was 3,708,176 and 3,340,576, respectively. Fully diluted per share data is not presented as the effects would be antidilutive.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with its president that provides for a monthly salary and annual vacation pay. The contract expires on June 30, 2002. Due to lack of Company funds, this amount is being accrued. However, the president of the Company has elected to waive his rights to all vacation pay earned during fiscal years 1997 and 1998 and, as such, no amounts have been accrued for these periods.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has accrued operating expenses of $27,980 due to officer and directors of the Company at June 30, 1998. During the fiscal year 1998, the Company recognized $27,949 of the amount due to a deceased officer as relief of debt. This amount has been on the books since 1995 (see Note 11).

During the year ended June 30, 1998, the Company issued 240,000 shares of common stock and 240,000 warrants (see Note 10) valued at $120,000 to Howard Palmer, president of the Company, in lieu of salary for the fiscal year ending June 30, 1997. For the fiscal year 1998, salary to Howard Palmer of $180,000 has been accrued. Accrued payroll -- president includes this $180,000 for the current fiscal year plus $40,600 remaining from the fiscal year ended June 30, 1997.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

Subsequent to the year end, the Company issued 360,000 shares of common stock and 360,000 warrants valued at $180,000 to Howard Palmer in lieu of salary for the fiscal year ended June 30, 1998. In addition, the Company extended the expiration date of 200,000 warrants held by Howard Palmer from June 30, 1998 to June 30, 2001 (see Note 10).

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

NOTE 10 - WARRANTS TO PURCHASE COMMON STOCK

In connection with the restructuring of the Company, 260,000 warrants were issued to certain individuals in 1996 to purchase common stock. Each warrant represents the right to purchase one share of the Company's common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

In connection with the issuance of stock and notes payable during 1994, the Company issued 93,440 warrants to purchase common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

In connection with the issuance of stock and notes payable during 1995, the Company issued 102,000 warrants to purchase common stock at prices ranging from $1 to $3 per share. The warrants expire on December 31, 1999.

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

On September 25, 1997, the Company issued 240,000 warrants to Howard Palmer (see
Note 8). These warrants are exercisable at prices ranging from $1 to $3 per share, and expire on December 31, 1999.

In connection with the issuance of stock for cash advance during the fiscal year 1998, the Company issued 8,000 shares, 3,000 shares, and 12,000 shares of warrants to Howard Palmer. These warrants are exercisable at prices ranging from $1 to $3 per share, and expire on November 23, 2000, March 24, 2001, and April 16, 2001, respectively.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 10 - WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

On August 31, 1998, the Company issued 360,000 warrants to Howard Palmer (see
Note 8). These warrants are exercisable at prices ranging from $1 to $3 per share, and expire on June 30, 2001.

On July 1, 1998, the Company extended the expiration date of 200,000 warrants held by Howard Palmer from June 30, 1998 to June 30, 2001 (see Note 8).

In connection with the issuance of stock and notes payable during the fiscal year 1998, the Company issued 100,000 warrants to nine individuals. These warrants are exercisable at prices ranging from $1 to $3 per share, and expire starting from August 5, 2000 through April 24, 2001.

NOTE 11 - INCOME FROM RELIEF OF DEBT

The Company had $27,949 from 1995 of accrued operating expenses due to a former officer, who passed away four years ago. The Company has been unsuccessful in trying to locate the family of the former officer to discuss any payment arrangement. Because there is no assurance that the Company will ever be able to contact the family of the former officer, the Company recognized this liability as relief of debt for the fiscal year 1998.

The Company recognized an additional relief of debt from various accrued operating expenses including, but not limited to, accounting fees and architectural fees, which have been on the books since 1994. The Company determined that various individuals and companies will not collect these liabilities, and therefore, recognized an additional $29,530 as income.

NOTE 12 - ACCOUNTS PAYABLE

A lien was recorded against any real property owned by the Company in the County of Orange for the balance due to a subcontractor in an amount of $24,000. This amount has been on the books since 1995.

NOTE 13 - SHARES HELD BY FOCAL CORPORATION

As of June 30, 1998, the Company held a certificate of 800,000 shares, which was issued to a potential investor. These shares will be forwarded to the shareholder when the obligation of investing $5,000,000 in the Company is fulfilled. Due to the contingency of this transaction, it has not been recorded on the books.