Form 10QSB
period 1998-09-30
FOCAL CORP
filed 1999-06-17
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


             /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended September 30, 1998


             /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934
                           For the transistion period

                    from______________to____________________

                           Commission File No.0-22968

                                FOCAL CORPORATION
           (Name of small business issuer as specified in its charter)

      Utah                                                  87-0363789
----------------------                              ----------------------------
State of incorporation                              I.R.S. Employer I.D. Number

1415 West North St. #302 Anaheim, California        92801
--------------------------------------------------------------------------------
Address of principal executive office              Zip code


                                  714-635-8821
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____  No _X_

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 5,175,176 on June 15, 1999.

                          PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introduction

The financial statements included herein have been prepared by Focal Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 1998, contained in the Company's Form 10-KSB filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented.

                                FOCAL CORPORATION

                                  BALANCE SHEET
                      September 30, 1998 and June 30, 1998
                             -----------------------

                                     ASSETS

                                September 30,       June 30,
                                    1998              1998
                                 (Unaudited)        (Audited)
                                -------------     --------------

Current assets:

   Cash                           $    881          $    219
                                  ---------         ---------
       Total assets               $    881          $    219
                                  =========         =========













               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                                  BALANCE SHEET
                      September 30, 1998 and June 30, 1998
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                          September 30,       June 30,
                                              1998              1998
                                           (Unaudited)        (Audited)
                                          -----------       ------------
Current liabilities:

     Accounts payable                     $  432,646        $   425,124
     Accrued taxes                               225                900
     Accrued expenses                         32,381             27,980
     Accrued wages due officers
       and directors                         159,233            294,233
     Interest payable                         38,713             34,617
     Notes and loans payable                 327,772            312,671
                                          -----------       ------------
        Total current liabilities         $  990,970        $ 1,095,525
                                          -----------       ------------
Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                                    -                  -

  Common stock ($0.10 par value;
   40,000,000 shares authorized,
   4,036,837 and 3,676,837 shares
   issued and outstanding
   respectively)                             403,684            367,684

   Paid in capital                         2,477,527          2,333,527

   Retained earnings(deficit)             (3,871,300)        (3,796,517)
                                          -----------        -----------

     Total shareholders' (deficit)          (990,089)        (1,095,306)
                                          -----------        -----------

      Total liabilities and share-
        holders' deficit                  $      881        $       219
                                          ===========        ===========



               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                             STATEMENT OF OPERATIONS
                       For the three month periods ending
                           September 30, 1998 and 1997
                                   (Unaudited)

                                                 Three months ended September 30
                                                 -------------------------------
                                                       1998             1997
                                                    -----------     ------------
Revenues
   Income from relief
    of debt                                         $        0      $   29,530

Operating costs and
   expenses                                         $   57,513      $   71,898

Other income (expenses)
   Interest (expense)                                  (17,270)        (10,333)
                                                    -----------     -----------

Net (loss)                                           ($ 74,783)       ($ 52,701)
                                                    ===========     ============

Loss per common share
 and common share
 equivalent                                             ($0.02)          ($0.01)
                                                    ===========     ============






               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION


                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
       Year Ended June 30, 1998 and Three Months ended September 30, 1998
                                   (Unaudited)
                                  -------------


                     Common      Common    Paid-in      Retained       Total
                     Shares      Stock     Capital      Earnings
                   ----------  ---------  -----------  -----------  ------------

 Bal 6/30/97       3,340,576    334,058    2,183,353   (3,494,931)     (977,520)

Retirement of
 common stock        (31,339)    (3,134)       3,134                          0

Stock issued
 for services          4,600        460        1,840                      2,300

 Stock issued
 to officers in
 lieu of salary      240,000     24,000       96,000            -       120,000

 Stock issued
 for payment of
 notes and
 advances            123,000     12,300       49,200                     61,500

 Net loss                  -          -            -     (301,586)     (301,586)
                   ----------  ---------  -----------  -----------  ------------


Bal:  6/30/98      3,676,837   $367,684   $2,333,527  ($3,796,517)  ($1,095,306)

Stock issued
to officers in
lieu of salary       360,000     36,000      144,000            -       180,000

Net Loss                                                 ( 74,783)     ( 74,783)
                   ----------  ---------  -----------  -----------  ------------

 Bal:9/30/98       4,036,837   $403,684   $2,477,527  ($3,871,300)    ($990,089)
                   ==========  =========  ===========  ===========  ============




         The accompanying notes are an integral part of the consolidated financial statements.

                                FOCAL CORPORATION


                             STATEMENT OF CASH FLOWS
                        For the three month periods ended
                           September 30, 1998 and 1997
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                           September 30,
                                                       1998              1997
                                                    ----------        ----------

Cash flows (used) in operating
   activities:

     Net (Loss)                                     ($ 74,783)        ($ 52,701)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Increase (Decrease) in accounts
      payable                                           7,522          ( 50,370)
    Increase (Decrease) in accrued
      expense                                        (127,178)           61,485
                                                    ----------        ----------
     Net cash provided by (used in)
      operating activities                           (194,439)         ( 41,586)

Cash flows provided (used) by financing activities:
  Borrowing                                            15,101            55,500
  Issuance of Common stock                            180,000                 0
                                                    ----------        ----------

      Net cash provided by (used in)
        financing activities                          195,101            55,500
                                                    ----------        ----------
      Net increase (decrease) in cash                     662            13,914
                                                    ----------        ----------

Cash (overdraft) at beginning of period                   219           (11,600)
                                                    ----------        ----------

Cash (overdraft) at end of period                   $     881         $   2,314
                                                    ==========        ==========



               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------

1.   Management Plan
     ---------------

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and is dependent upon funds from borrowing and private placement for funding its day to day cash requirements. The Company has been directing its efforts to acquiring well-leased, existing eight to twenty acre shopping centers, anchored by a major discount department store, a major supermarket and several credit rated retail tenants. The Company has located properties in California and Nevada that fit their investment criteria and it is exploring ways to finance the acquisition of these properties so they may generate adequate resources for the Company. Focal's President, who has been in the discount shopping center development business for over twenty-five years, is also currently working with representatives of national retail chains to select possible sites in various areas for future development. The Company proposes to construct the facilities and lease them back to the retailers on long term leases. At the present time there is no assurance that these events will take place. If the Company is unable to acquire any properties or obtain additional private financing, there is no assurance that it will continue to operate.

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

Item 2. Management's Discussion and Analysis or Plan of
Operations.

Plan of Operations
------------------

     The Company's current plan of operations is to acquire commercial shopping centers in the Western United States. The Company expects to target centers anchored by long term leases with national, credit-rated retail tenants and which generate positive cash flows. The Company intends to acquire existing shopping centers of approximately eight to twenty acres, which are expected to include a major discount department store and several credit-rated retailers strategically spaced around the larger anchor. Some complexes also will include separate out-lots suitable for family type restaurants. In addition, as the Company's financial condition improves and as appropriate opportunities arise, the Company plans to option or contract for strategically located vacant land suitable for the development of shopping centers, such options or contracts to be subject to negotiating pre-building leases with major retail tenants.

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

     Although the Company currently intends to acquire shopping centers in exchange for shares of the Company's Common Stock or Convertible Preferred Stock, if the Board of Directors determines that additional or other funding is required to acquire the shopping centers, the Company may raise such funds through equity offerings, debt financing or retention of cash flow, or a combination of these methods. If the Board of Directors determines to raise equity capital, it has the authority, without shareholder approval, to issue shares of Common Stock or Convertible Preferred Stock in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a shareholder's investment in the Company Indebtedness incurred by the Company may be in the form of bank borrowings, purchase money obligations to the sellers of properties, secured and unsecured, and publicly and privately placed debt investments. Such indebtedness may be recourse to all of the properties of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new properties.

Results of Operations
---------------------

     The Company had no revenue from operations during the three months ended September 30, 1998 and 1997. The only income recognized was from relief of debt.

     The Company's expenses during the three months ended September 30, 1998 and 1997 amounted to $74,783 and $82,231, respectively. Expenses decreased by $7,448 (9%). This is mainly due to underwriting fees of $15,000 incurred in the quarter ended September 30, 1997 less increased interest of $6,937 in the current quarter as the company has continued to require borrowing funds to continue operations. The net loss increased from the corresponding period of the prior year by $22,082 (42%) because income was recognized from relief of debt in the quarter ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity over the past four years has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements.

     The Company is currently seeking to raise working capital of approximately $500,000 through a private offering of Convertible Notes to accredited investors. The offering is pursuant to Regulation D of the Securities Act of 1933. The purchasers of the notes will also receive Warrants to purchase additional shares of Common Stock. The funds will be used to finance general operating expenses while the Company locates and negotiates for the acquisition of shopping centers which meet the Company's investment criteria.

     At September 30, 1998, the Company had total liabilities of $990,970, of which (i)$121,731 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments. (ii)$869,014 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (iii)$225 represented accrued taxes. On that same date, the Company had cash totalling $881 which was the only asset.

     Management believes that proceeds from the private offering will generate sufficient working capital to conduct the business of the Company during the period that the Company negotiates for the acquisition of its first shopping center. Once the Company has acquired a shopping center that meets the Company's investment criteria, which includes among other things, the ability to generate positive cash flows, management believes that such cash flows will provide the liquidity and capital resources necessary to conduct the business of the Company. Management of the Company believes that between the funds generated by the private placement and any cash flows resulting from the acquisition of shopping centers, the Company will generate enough cash to support its operations.

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

     None


Item 5.  Other Information.
---------------------------

     None


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:  June 15, 1999                             FOCAL CORPORATION




                                         By: /s/ Howard M. Palmer
                                            ------------------------------------
                                            Howard M. Palmer
                                            Chairman of the Board and President



                                         By: /s/ Gerald W. May
                                            ------------------------------------
                                            Gerald W. May, Treasurer and
                                            Principal Financial Officer