Form 10QSB
period 1998-12-31
FOCAL CORP
filed 1999-08-31
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


             /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended December 31, 1998

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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 5,175,176 on August 24, 1999.

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

                                FOCAL CORPORATION

                                  BALANCE SHEET
                      December 31, 1998 and June 30, 1998
                      -----------------------------------

                                     ASSETS

                                 December 31,        June 30,
                                    1998              1998
                                 (Unaudited)        (Audited)
                                -------------     --------------

Current assets:

   Cash                           $    826          $    219
                                  ---------         ---------
       Total assets               $    826          $    219
                                  =========         =========













               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                                  BALANCE SHEET
                       December 31, 1998 and June 30, 1998
                       -----------------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                           December 31,       June 30,
                                              1998              1998
                                           (Unaudited)        (Audited)
                                          ------------      ------------
Current liabilities:

     Accounts payable                     $  475,575        $   425,124
     Accrued taxes                               450                900
     Accrued expenses                         33,281             27,980
     Accrued wages due officers
       and directors                         204,233            294,233
     Interest payable                         43,814             34,617
     Notes and loans payable                 324,771            312,671
                                          ------------      ------------
        Total current liabilities         $ 1,082,124       $ 1,095,525
                                          ------------      ------------
Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                                     -                 -

  Common stock ($0.10 par value;
   40,000,000 shares authorized,
   4,061,837 and 3,676,837 shares
   issued and outstanding
   respectively)                              406,184           367,684

   Paid in capital                          2,500,027         2,333,527

   Retained earnings(deficit)              (3,987,509)       (3,796,517)
                                          ------------      ------------

     Total shareholders' (deficit)         (1,081,298)       (1,095,306)
                                          ------------      ------------

      Total liabilities and share-
        holders' deficit                  $       826       $       219
                                          ============      ============



               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                             STATEMENT OF OPERATIONS
                         For the six month periods ending
                            December 31, 1998 and 1997
                                   (Unaudited)

                                                   Six months ended December 31
                                                 -------------------------------
                                                       1998             1997
                                                    -----------     ------------
Revenues
   Income from relief
    of debt                                         $        0      $   29,530

Operating costs and
   expenses                                         $  155,161      $  146,384

Other income (expenses)
   Interest (expense)                                  (35,831)        (19,693)
                                                    -----------     -----------

Net (loss)                                           ($190,992)      ($136,547)
                                                    ===========     ===========

Loss per common share
 and common share
 equivalent                                             ($0.05)         ($0.04)
                                                    ===========     ===========






               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION


                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
         Year Ended June 30, 1998 and Six Months ended December 31, 1998
                                   (Unaudited)
                                  -------------


                     Common      Common    Paid-in      Retained       Total
                     Shares      Stock     Capital      Earnings
                   ----------  ---------  -----------  -----------  ------------

 Bal 6/30/97       3,340,576    334,058    2,183,353   (3,494,931)     (977,520)

Retirement of
 common stock        (31,339)    (3,134)       3,134                          0

Stock issued
 for services          4,600        460        1,840                      2,300

 Stock issued
 to officers in
 lieu of salary      240,000     24,000       96,000            -       120,000

 Stock issued
 for payment of
 notes and
 advances            123,000     12,300       49,200                     61,500

 Net loss                  -          -            -     (301,586)     (301,586)
                   ----------  ---------  -----------  -----------  ------------


Bal:  6/30/98      3,676,837   $367,684   $2,333,527  ($3,796,517)  ($1,095,306)

Stock issued
to officers in
lieu of salary       360,000     36,000      144,000            -       180,000

Sale of stock         25,000      2,500       22,500            -        25,000
Net Loss                                                 (190,992)     (190,992)
                   ----------  ---------  -----------  -----------  ------------

 Bal:9/30/98       4,061,837   $406,184   $2,500,027  ($3,987,509)   (1,081,298)
                   ==========  =========  ===========  ===========  ============




         The accompanying notes are an integral part of the consolidated financial statements.

                                FOCAL CORPORATION


                             STATEMENT OF CASH FLOWS
                         For the six month periods ended
                           December 31, 1998 and 1997
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                            December 31,
                                                       1998              1997
                                                    ----------        ----------

Cash flows (used) in operating
   activities:

     Net (Loss)                                     ($190,992)        ($136,547)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Decrease (Increase) in deposits
       And advances                                         0          (  5,000)
    Increase (Decrease) in accounts
      payable and accrued expense                    ( 25,501)         ( 37,796)
                                                    ----------         ---------

     Net cash provided by (used in)
      operating activities                           (216,493)         (179,343)

Cash flows provided (used) by
 financing activities:
  Debt reduction                                     (  3,000)         ( 25,000)
  Borrowing                                            15,100            91,641
  Issuance of Common stock                            205,000           149,000
                                                    ----------        ----------

      Net cash provided by (used in)
        financing activities                          217,100           215,641
                                                    ----------        ----------
      Net increase (decrease) in cash                     607            36,298
                                                    ----------        ----------

Cash (overdraft) at beginning of period                   219           (11,600)
                                                    ----------        ----------

Cash (overdraft) at end of period                   $     826         $  24,698
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


Results of Operations
---------------------

     The Company had no revenue from operations during the six months ended December 31, 1998 and 1997. The only income recognized was from relief of debt.

     The Company's expenses during the six months ended December 31, 1998 and 1997 amounted to $190,992 and $136,154, respectively. Expenses increased by $24,915 (15%). This is mainly due to increased interest of $16,138 as the company has continued to require borrowing funds to continue operations. The net loss increased from the corresponding period of the prior year by $54,445 (40%) because income was recognized from relief of debt in the prior year and the increased interest.

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

     At December 31, 1998, the Company had total liabilities of $1,082,124, of which (i)$130,640 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments. (ii)$951,034 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (iii)$450 represented accrued taxes. On that same date, the Company had cash totalling $826 which was the only asset.

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

     None


Item 5.  Other Information.
---------------------------

     None


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: August 24, 1999                             FOCAL CORPORATION




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