Form 10QSB
period 1999-03-31
FOCAL CORP
filed 1999-10-14
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       For the period ended March 31, 1999


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


                                 (714)635-8821
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes____  No__X__

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 5,301,355 on September 30, 1999.

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

                                FOCAL CORPORATION

                                  BALANCE SHEET
                        March 31, 1999 and June 30, 1998
                             -----------------------

                                     ASSETS

                                   March 31,         June 30,
                                     1999              1998
                                  ----------        ----------


Current assets:

   Cash                           $     447         $     219
   Accounts receivable                  483                 0
                                  ----------        ----------
       Total assets               $     930         $     219
                                  ==========        ==========







               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                                  BALANCE SHEET
                        March 31, 1999 and June 30, 1998
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                       March 31,            June 30,
                                         1999                 1998
                                      ------------        ------------

Current liabilities:

     Accounts payable                 $   512,476         $   425,124
     Accrued taxes                            675                 900
     Accrued expenses                      34,181              27,980
     Accrued wages due officers
       and directors                      159,233             294,233
     Interest payable                      49,193              34,617
     Notes and loans payable              349,971             312,671
                                      ------------        ------------

        Total current liabilities     $ 1,105,729         $ 1,095,525
                                      ------------        ------------

Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                              -                   -

  Common stock($0.10 par value;
   40,000,000 shares authorized,
   4,343,837 and 3,676,837 shares
   issued and outstanding
   respectively)                          434,384             367,684

   Paid in capital                      2,612,827           2,333,527

   Retained earnings(deficit)          (4,152,010)         (3,796,517)
                                      ------------        ------------

     Total shareholders' (deficit)     (1,104,799)         (1,095,306)
                                      ------------        ------------

      Total liabilities and share-
        holders' deficit              $       930         $       219
                                      ============        ============



               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                             STATEMENT OF OPERATIONS
                        For the nine month periods ending
                             March 31, 1999 and 1998
                                   (Unaudited)

                                     Nine months ended March 31
                                     --------------------------
                                      1999                 1998
                                  ------------         ------------

Revenues
   Income from relief
    of debt                       $         0          $    29,530
                                  ------------         ------------

Operating costs and
   expenses                       $   299,725          $   212,239

Other income (expenses)
   Interest (expense)                 (55,768)             (28,994)
                                  ------------         ------------

Net (loss)                          ($355,493)           ($211,703)
                                  ============         ============

Loss per common share
 and common share
 equivalent                            ($0.09)              ($0.06)
                                  ============         ============








               The accompanying notes are an integral part of the
                        consolidated financial statements


                                FOCAL CORPORATION

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
          Year Ended June 30, 1998 and Nine Months ended March 31, 1999
                                   (Unaudited)
                                  -------------

                             Common        Common       Paid-in      Retained        Total
                             Shares        Stock        Capital      Earnings
                          -----------   -----------   -----------   ------------   ------------
 Bal 6/30/97               3,340,576      $334,058    $2,183,353    ($3,494,931)     ($977,520)

Retirement of
 common stock                (31,339)       (3,134)        3,134                             0

Stock issued
 for services                  4,600           460         1,840                         2,300

 Stock issued
 to officers in
 lieu of salary              240,000        24,000        96,000           -           120,000

 Stock issued
 for payment of
 notes and
 advances                    123,000        12,300        49,200                        61,500

 Net loss                       -             -             -          (301,586)      (301,586)
                          -----------   -----------   -----------   ------------   ------------


Bal: 6/30/98               3,676,837      $367,684    $2,333,527    ($3,796,517)   ($1,095,306)

Stock issued
to officers in
lieu of salary               540,000        54,000       216,000           -           270,000

Stock issued
for services                 100,000        10,000        40,000                        50,000

Sale of stock                 27,000         2,700        23,300                        26,000

Net Loss                                                               (355,493)      (355,493)
                          -----------   -----------   -----------   ------------   ------------

Bal: 3/31/99               4,343,837      $434,384    $2,612,827    ($4,152,010)   ($1,104,799)
                          ===========   ===========   ===========   ============   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                FOCAL CORPORATION


                             STATEMENT OF CASH FLOWS
                        For the nine month periods ended
                             March 31, 1999 and 1998
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                              March 31,
                                                         1999           1998
                                                     ------------   ------------

Cash flows (used) in operating activities:

     Net (Loss)                                        ($355,493)     ($211,703)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Decrease (Increase) in accounts
      receivable                                        (    483)             0
    Decrease (Increase) in advances                            0       (  6,930)
    Increase (Decrease) in accounts
      payable and accrued expenses                      ( 27,096)        11,894
                                                     ------------   ------------

     Net cash provided by (used in)
      operating activities                              (383,072)      (206,739)

Cash flows provided (used) by financing activities:
  Debt reduction                                                       ( 45,000)
  Borrowing                                               37,300         91,641
  Issuance of Common stock                               346,000        172,800
                                                     ------------   ------------

      Net cash provided by (used in)
        financing activities                             383,300        219,441
                                                     ------------   ------------

      Net increase (decrease) in cash                        228         12,702
                                                     ------------   ------------

Cash (overdraft) at beginning of period                      219        (11,600)
                                                     ------------   ------------

Cash (overdraft) at end of period                    $       447    $     1,102
                                                     ============   ============


               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------

1.   Management Plan
     ---------------

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and is dependent upon funds from borrowing and private placement for funding its day to day cash requirements. The Company has been directing its efforts to acquiring real estate for development and existing well-leased, eight to twenty acre shopping centers, anchored by a major discount department store, a major supermarket and several credit rated retail tenants. The Company has located properties in California and Nevada that fit their investment criteria and it is exploring ways to finance the acquisition of these properties so they may generate adequate resources for the Company. Focal's President, who has been in the discount shopping center development business for over twenty-five years, is also currently working with representatives of national retail chains to select possible sites in various areas for future development. The Company proposes to construct the facilities and lease them back to the retailers on long term leases. At the present time there is no assurance that these events will take place. If the Company is unable to acquire any properties or obtain additional private financing, there is no assurance that it will continue to operate.

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------

     The Company's current plan of operations is to acquire real estate in the Western United States. The Company expects to target shopping centers anchored by long term leases with national, credit-rated retail tenants which generate positive cash flows. The Company intends to acquire existing centers of approximately eight to twenty acres, which are expected to include a major discount department store and several credit-rated retailers strategically spaced around the larger anchor. Some complexes also will include separate out-lots suitable for family type restaurants. In addition, as the Company's financial condition improves and as appropriate opportunities arise, the Company plans to option or contract for strategically located vacant land suitable for the development of shopping centers and recreational parks. The company is also investigating the development of truck stops and other commercial buildings, such as motels and office buildings, at strategic locations along interstate highways and at the U.S. border with Mexico. The company anticipates that such options or contracts would be subject to negotiating pre-building leases with major retail tenants.

     The Company's investment objective in considering each potential acquisition is to achieve long-term capital appreciation through increased cash flow and increased value of the acquired property. The Company will seek to accomplish this investment objective through (i) selective acquisitions of properties which are strategically located and which generally provide positive cash flows, (ii) improved operations of the properties and lease-up of unleased space, and (iii) where deemed appropriate, expansions, renovations and redevelopments of these properties. A key criterion for property investments will be that they offer the opportunity for growth in revenues from operations. The Company may purchase or lease properties for long-term investment or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

     Currently, the Company does not own or manage any shopping centers or truck stops. Subsequent to the date of these statements, the company closed on an 80 acre parcel of undeveloped land at Rosamond, California. The company intends to develop this as a recreational area. The company believes it will be able to use the land as security for borrowing funds needed for the development. The Company does not have funds necessary for the acquisition or development of shopping centers or other development. However, the Company intends to rely on its management to successfully negotiate the acquisition of existing shopping centers and vacant land in exchange for shares of the Company's Common Stock or Convertible Preferred Stock. It is anticipated that each such acquisition will be separately negotiated based on the Owner's equity or tax base in the subject property. The Company is currently conducting due diligence on certain shopping centers located in California and Nevada. However, as of current date, the Company had no formal commitments, arrangements or understandings with regard to the acquisition of any specific properties other than the 80 acre parcel referenced above.

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

     Although the Company currently intends to acquire properties in exchange for shares of the Company's Common Stock or Preferred Stock, if the Board of Directors determines that additional or other funding is required to acquire properties, the Company may raise such funds through equity offerings, debt financing or retention of cash flow, or a combination of these methods. If the Board of Directors determines to raise equity capital, it has the authority, without shareholder approval, to issue shares of Common Stock or Preferred Stock in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Any Securities and Exchange filings which may be required will be prepared.

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


Results of Operations
---------------------

     The Company had no revenue from operations during the nine months ended March 31, 1999 and 1998. The only income recognized was from relief of debt.

     The Company's expenses during the nine months ended March 31, 1999 and 1998 amounted to $355,493 and $211,703, respectively. Expenses increased by $114,260 (47%). This is due to project development costs as the company seeks projects which would achieve its objectives and increased interest as the company has continued to require borrowing funds to continue operations. The net loss increased from the corresponding period of the prior year by $143,790 (68%) because income was recognized from relief of debt in the prior year.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity over the past five years has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements.

     The Company is currently seeking to raise working capital of approximately $1,000,000. The funds will be used to finance general operating expenses while the Company locates and negotiates for the acquisition of properties which meet the Company's investment criteria.

     At March 31, 1999, the Company had total liabilities of $1,105,729, of which (i)$125,731 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments. (ii)$73,633 represents accrued payroll to a former officer. (iii)$905,690 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (iv)$675 represented accrued taxes. On that same date, the Company had cash and accounts receivable totalling $930 which were the only assets.

     Management believes that proceeds from additional borrowing will generate sufficient working capital to conduct the business of the Company during the period that the Company negotiates for the acquisition of properties. Once the Company has acquired properties that meets the Company's investment criteria, which includes among other things, the ability to generate positive cash flows, management believes that such cash flows will provide the liquidity and capital resources necessary to conduct the business of the Company. Management believes the Company will be able to acqire properties that will generate enough cash to support its operations.

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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:  October 5, 1999                       FOCAL CORPORATION



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