Form 10KSB
period 1999-06-30
FOCAL CORP
filed 1999-11-19
CIK 915461

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 0-22968

                                FOCAL CORPORATION
                 (Name of small business issuer in its charter)

          UTAH                                                    87-0363789
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       1415 W. NORTH ST., #302
         ANAHEIM, CALIFORNIA                                         92801
----------------------------------------                          ----------
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

         As of November 16, 1999 non-affiliates of the Company held 4,123,538 shares of the Company's only class of Common Stock, $0.10 par value per share. The Company's Common Stock has not actively traded since 1994, and therefore no market value currently exists. However, the Company recently purchased certain real property paying the purchase price partly with its Common Stock, which for such transaction was valued at $1.00 per share.

         The number of shares outstanding of the registrant's Common Stock was 6,664,948 as of November 16, 1999.

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

     During August 1993, the Company's Board of Directors approved a new business plan to acquire and develop community shopping centers and other types of operating real properties. In connection with the Company's new business plan, the Board of Directors appointed Howard M. Palmer as President and Chairman of the Board. See "Certain Relationships and Related Transactions." Through Mr. Palmer's experience, coupled with a number of experienced consultants, including independent architects, construction and civil engineers, developers, brokers and attorneys, the Company intends to acquire and/or develop real properties with operations or the potential for operations that generate positive cash flows.

     In June of 1999, the Company entered into four different escrows for the purchase of four different contiguous parcels of developable land in Rosamond, California. The escrows on the four parcels closed in September and October of 1999. The purchase price for the four parcels totaled $1,657,659 and consisted of (i) 775,019 shares of the Company's Common Stock valued at $775,019, (ii) the assumption of various debts and liens totaling $730,066, (iii) a note in the amount of $144,214, and (iv) cash in the amount of $8,360. The largest of the parcels is 80 acres, on which the Company plans to develop a modern recreational vehicle park. The Company intends to construct approximately 525 recreational vehicle pads surrounding a fresh water lake, various beaches and other recreation-oriented facilities.

     The Company has never before acquired or developed a recreational vehicle park. Accordingly, there is no assurance that the Company will successfully develop a recreational vehicle park in the future. However, because the Company has engaged the services of independent consultants with many years of experience in site analysis, land use regulations and recreational park development, the Company believes it has in such individuals the necessary expertise to successfully accomplish its development plan. The Company also has not secured either a mortgage loan or private investments to finance such development, and there is no assurance that adequate financing will be obtained.

However, because the Company has contacted several investors expressing interest in becoming equity partners in the property and its planned development, the Company believes that it will secure adequate financing to successfully implement its plans to develop a recreational vehicle park. The Company intends to hire professional managers to conduct the day-to-day operations of the recreational vehicle park once it is developed.

     As the Company's financial condition improves, and as appropriate opportunities arise, the Company also intends to acquire strategically located existing discount shopping centers, or vacant land suitable for the development of discount shopping centers. The Company has never acquired a discount shopping center, acquired vacant land suitable for development of a shopping center or developed a shopping center. Accordingly, there is no assurance that any shopping centers will be successfully acquired or developed in the future. However, because the Company's President has over 25 years of experience in the development, ownership and management of shopping centers, and because the Company has engaged the services of independent consultants with many years of experience in site analysis, property acquisition, land use regulations, anchor tenant negotiations and the development of retail complexes with national discount-oriented tenants, the Company believes it has in such individuals the necessary expertise to acquire and/or develop shopping centers which generate positive cash flows. It is intended that shopping centers which are either acquired or developed by the Company will be operated, on a day-to-day basis, by professional managers selected by the Company.

     The Company is in various stages of negotiation to acquire properties in Las Vegas, Nevada (two shopping centers), Lancaster, California (one shopping center), Calexico, California (developable land), San Diego, California (developable land), Victorville, California (developable land) and Barstow, California (developable land). Each of the shopping centers is anchored by a major national retailer (such as K-Mart) on a long-term lease, and range in size from 84,000 square feet to 297,733 square feet. The unimproved parcels are zoned for commercial use, and the Company has received preliminary indications of interest from major national retailers to be the anchor tenants. The parcels range in size from 14 to 63 acres.

     As of November 16, 1999, the Company employed one employee on a full time basis. The Company also contracts with several individuals as independent contractors for various services periodically required by the Company.

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

     As of November 16, 1999, there were 6,664,948 shares of the Company's Common Stock issued and outstanding, held of record by 466 shareholders.

     The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

     TransferOnline.com, a corporation doing business in Portland, Oregon, serves as transfer agent for the Common Stock of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

     The Company's current plan of operation is to develop its recently-acquired parcels of property located in Rosamond, California into a regionally popular recreational vehicle park. The Company intends to construct approximately 525 recreational vehicle pads surrounding a fresh water lake, various beaches and other recreation-oriented facilities. The Company expects its planned improvements to cost a total of approximately $15,000,000, which the Company expects to finance partly through a mortgage loan and partly through private equity investors. However, the Company believes that a significantly smaller amount of investment funds will be sufficient to enable the Company to permit public access to, begin operations of and generate cash flows from the recreational vehicle park.

     The Company's investment objective in developing a recreational vehicle park is to achieve long term capital appreciation through increased cash flow and value of the developed property. The Company will seek to accomplish its investment objective through (i) state-of-the-art developments, improvements and renovations which generally increase the popularity and public appeal of the recreational vehicle park, (ii) strategic marketing and advertising efforts promoting high rates of occupancy of the recreational vehicle pads, and (iii) promotional events designed to foster long term occupancies and frequent use of the recreational vehicle park.


     The Company also currently plans to acquire commercial shopping centers in the Western United States. The Company expects to target centers anchored by long-term leases with national, credit-rated retail tenants and which generate positive cash flows. The Company intends to acquire existing shopping centers of approximately eight to 20 acres, which are expected to include a major discount department store, a major supermarket and several credit-rated retailers strategically spaced between the larger anchors. Some complexes also will include separate out-lots suitable for family type restaurants. In addition, as the Company's financial condition improves and as appropriate opportunities arise, the Company plans to option or contract for strategically-located vacant land suitable for the development of shopping centers, such options or contracts to be subject to negotiating pre-building leases with major retail tenants.

     The Company's investment objective in considering each potential shopping center acquisition is to achieve long-term capital appreciation through increased cash flow and increased value of the acquired property. The Company will seek to accomplish this investment objective through (i) selective acquisitions of shopping centers which are strategically located and which generally provide positive cash flows, (ii) improved operations of the shopping centers and lease-up of unleased space, and (iii) where deemed appropriate, expansions, renovations and redevelopments of these properties. A key criterion for property investments will be that they offer the opportunity for growth in revenues from operations. The Company may purchase or lease properties for long-term investment or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

RESULTS OF OPERATIONS

     The Company had no revenue from operations during the fiscal years ended June 30, 1999 and 1998.

     The Company's expenses during the fiscal years ended June 30, 1999 and 1998 amounted to $456,644 and $358,165, respectively. Expenses increased by $98,479 primarily as a result of new project developments and additional fees paid to independent contractors.

     The Company had a net loss of $446,978 for the fiscal year ended June 30, 1999, and a net loss of $301,586 for the fiscal year ended June 30, 1998. Because there was no revenue generated during those periods, these losses generally represent the Company's operating expenses plus income tax, offset by certain forgiveness of indebtedness income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity over the past two years has been materially and adversely affected by continuing operating losses. The Company has experienced total net losses of $748,564 for the two years ended June 30, 1999. The Company currently has no operations and is dependent on private debt and equity financing to fund its day to day cash requirements. Accordingly, the independent auditors' report covering the Company's financial statements is qualified as to the Company's ability to continue as a going concern.

     During the fiscal year ended June 30, 1999, the Company raised $88,000 through the sale of Convertible Notes. The Convertible Notes are convertible into 176,000 shares of Common Stock. The purchasers of the Convertible Notes also received Warrants to purchase an additional 176,000 shares of Common Stock. In addition, the Company raised $25,000 through the sale of its Common Stock during the fiscal year ended June 30, 1999.

     At June 30, 1999, the Company had total liabilities of $1,214,742, of which $324,755 represented expense reimbursements and loans payable to officers and directors and their families (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments).

     The Company currently does not have sufficient capital resources or sources of liquidity through operations to finance its planned operations during the next twelve months, including the development of the recreational vehicle park in Rosamond, California. The Company intends to obtain the necessary funds to support its planned operations during the next twelve months partly from mortgage lenders and partly from private equity investors. However, there can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's planned operations and financial condition. Nonetheless, the Company has identified certain individuals expressing interest in providing equity investments for the planned development of the recreational vehicle park, and based on such expressed interest, the Company believes it will be able to obtain adequate financing of its planned operations during the next twelve months.

OUTLOOK

     Certain statements contained in this "Outlook" and elsewhere in this Form 10-KSB are "forward-looking statements" that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market fluctuations in the commercial real estate industry, increased competition with respect to the acquisition or development of recreational vehicle parks and/or shopping centers, and risks associated with managing the Company's growth.

     The Company's future operating results could be impacted by factors such as a slower growth rate in the market, increased competition, fluctuations in the fair market value of the Company's Common Stock and Convertible Preferred Stock or adverse changes in general economic conditions in the region of the United States in which the Company does business.

     Management believes that financing from mortgage lenders and private equity investors will generate sufficient working capital to complete the initial development stages of the recreational vehicle park in Rosamond, California. Management expects such financing to adequately fund planned improvements sufficient to enable the Company to open the recreational vehicle park, to begin operations there and to generate positive cash flows. The Company expects to use such cash flows and future working capital financing to fund expansion and continued development of the recreational vehicle park. The Company has identified certain individuals expressing interest in providing equity investments for the planned development of the recreational vehicle park, and based on such expressed interest, the Company believes it will be able to obtain adequate financing of its planned recreational vehicle park operations during the next twelve months. However, there can be no assurance that sufficient or acceptable financing will be available to the Company during either its initial or subsequent stages of development of the recreational vehicle park. The inability to obtain any of such financing could have a material adverse effect on the Company's planned operations and financial condition.

     Management also believes that future debt and equity investments will generate sufficient working capital to conduct the business of the Company during the period that the Company negotiates for and closes the acquisition of a shopping center which meets the Company's investment criteria, which include among other things, the ability to generate positive cash flows. Management believes such cash flows will provide the liquidity and capital resources necessary to conduct the business of the Company relating to its operations of a shopping center. Management of the Company believes that any cash flows resulting from the initial operations of an acquired shopping center shall be sufficient to support such operations over the next twelve months. However, there can be no assurance that sufficient or acceptable financing will be available to the Company during the period that the Company negotiates for and closes the acquisition of its first shopping center. The inability to obtain such financing could have a material adverse effect on the Company's intended shopping center operations and its financial condition.

     Although the Company currently intends to acquire shopping centers and to finance the development of its planned recreational vehicle park in exchange for shares of the Company's Common Stock or Convertible Preferred Stock, if the Board of Directors determines that additional or other funding is required to acquire the shopping centers or to develop the recreational vehicle park, the Company may attempt to raise such funds through equity offerings, debt financing or retention of cash flow, or a combination of these methods. If the Board of Directors determines to raise equity capital, it has the authority, without shareholder approval, to issue shares of Common Stock or Convertible Preferred Stock in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a shareholder's investment in the Company. Indebtedness incurred by the Company may be in the form of bank borrowings, purchase money obligations to the sellers of properties, secured and unsecured, and publicly and privately placed debt investments. Such indebtedness may be recourse to all of the properties of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new properties.

     The Company currently intends to adhere to a policy of limiting the incurrence of debt so that the Company's ratio of total debt to total equity on its portfolio of shopping center and other properties does not exceed 70%. The Company may from time to time modify its debt policy in light of then current economic conditions, relative costs of debt and equity capital, the market value of acquired properties, general conditions in the market for debt and equity securities, fluctuations in the fair market value of the Company's Common Stock and Convertible Preferred Stock, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease the total debt to total equity ratio beyond the limits described above.


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

YEAR 2000 COMPLIANCE

     The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology ("IT") and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. The Company does not believe that, with upgrades of existing software and/or conversion to new software, the Y2K issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Y2K compliant by the end of the 1999 calendar year through the use of internal and external resources. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. However, the systems of other companies on which the Company may rely also may not be timely converted, and failure to convert by another company could have an adverse effect on the Company's systems. The Company presently believes the Y2K problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. However, actual results could differ materially from the Company's expectations due to unanticipated technology difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in a material financial risk to the Company.

     ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-16.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors*, executive officers and significant personnel of the Company and their ages are as follows:

         Name                         Age                   Position
         ----                         ---                   --------

     Howard M. Palmer                 66             Chairman of the Board,
                                                     President and Director

     Leroy Hardy                      61             Vice President and Director

     Gerald W. May                    60             Treasurer and Director

     Richard C. Shinn                 67             Secretary

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 1999 and thereafter, or any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1999 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

     ITEM 10. EXECUTIVE COMPENSATION.

         Effective for fiscal years ended 1998 through 2002, Howard Palmer entered into an employment agreement with the Company, pursuant to which Mr. Palmer is entitled to base cash compensation of $180,000 per year, an increase from his base cash compensation of $120,000 for fiscal year ending 1997. In September 1997 Mr. Palmer agreed to accept 240,000 shares of Common Stock and 240,000 warrants to purchase Common Stock in lieu of his cash compensation for 1997. In the later half of calendar year 1998, Mr. Palmer agreed to accept 360,000 shares of Common Stock and 360,000 warrants to purchase Common Stock in lieu of his cash compensation for 1998. In January 1999 Mr. Palmer agreed to accept 180,000 shares of Common Stock and 180,000 warrants to purchase Common Stock in lieu of his cash compensation for the first half of fiscal year ended June 30, 1999. The remainder of his compensation is being accrued. The Company also maintains a reimbursement policy whereby executive officers are reimbursed for actual expenses incurred in connection with the management of the Company and its business.

         For services performed for the Company during fiscal year ended June 30, 1999, the Company issued 148,000 shares of Common Stock to each of Howard Palmer, Leroy Hardy and Gerald May. Of the 148,000 shares of Common Stock awarded to each of Howard Palmer, Leroy Hardy and Gerald May, 100,000 shares were issued as a bonus and 48,000 shares were issued for certain director fees which had been accrued.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of November 16, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

                                                   Amount and Nature
    Name and Address                            of Beneficial Ownership                 Percent of
of Beneficial Owner(1)(2)                            of Common Stock                  Common Stock(3)
-------------------------                            ---------------                  ---------------

     Howard M. Palmer(4)                                3,221,844                          39.4%

     Julia Murray(5)                                      800,000                          12.0%
     3484 Nightflower Lane
     Las Vegas, Nevada 89121

     Protective Land Investment Corporation               562,721                           8.4%
     6770 Springpark Avenue #107
     Los Angeles, CA 90056

     Robert and Lynda Cullen(6)                           551,584                           7.9%
     1050 N. Anaheim Blvd.
     Anaheim, California  92801

     Richard C. Shinn(7)                                  400,000                           6.0%

     Estate of James T. Hays(8)                           392,018                           5.8%

     Leroy Hardy(9)                                       228,783                           3.4%

     Gerald W. May(10)                                    247,783                           3.7%

     All Directors and Officers                         4,098,410                          49.8%
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

     ------------------

     (3) All percentages have been calculated to include warrants and convertible securities which are immediately exercisable or convertible into shares of Common Stock by the particular shareholder.
     (4) Mr. Palmer is the President and Chairman of the Board of Directors of the Company. Includes 454,644 shares which Mr. Palmer owns of record. Also includes (i) 260,000 shares held by Francis and William H. Platts, Mr. Palmer's sister and brother-in-law; (ii) 200,000 shares held Kenneth and Helen Palmer, Mr. Palmer's son and daughter-in-law;
           (iv) 200,000 shares held by Jim and Barbara Palmer, Mr. Palmer's son and daughter-in-law; (v) 200,000 shares held by Patti Joe Palmer, Mr. Palmer's daughter; (vi) 200,000 shares held by Joanne and Philip Quon, Mr. Palmer's daughter and son-in-law; (vii) 200,000 shares held by William H. Platts, Jr., Mr. Palmer's nephew; (viii) 200 shares held by Kenneth F. Palmer, Jr., Mr. Palmers grandchild; (ix) 130,000 convertible notes held by Richard and Witta Baughn, Mr. Palmer's deceased wife's nephew and his wife; (x) 74,000 convertible notes held by Frances and William H. Platts, Mr. Palmer's sister and brother-in-law; (xi) 20,000 convertible notes held by Kenneth Palmer, Mr. Palmer's son; and (xii) warrants to purchase 1,283,000 shares, held by Mr. Palmer.
     (5) Consists of 800,000 shares held in an informal escrow pending performance by Ms. Murray with respect to obtaining a $5,000,000 loan for the Company.
     (6) Includes (i) 200,000 shares held of record by the Cullen Family Trust, a trust administered by the Cullens, (ii) warrants to purchase 340,792 shares held by the Cullen Family Trust and (iii) a convertible note held by the Cullen Family Trust which is convertible into 10,792 shares.
     (7) Represents shares owned by Bell Financial, Inc., of which Mr. Shinn is president.
     (8) Prior to his death on July 17, 1994, Mr. Hays was the Secretary and a director of the Company. Mr. Hays owned the Company's Common Stock as follows: (i) 4,637 shares held directly by Mr. Hays, (ii) 50,000 shares held by Mr. Hays and his wife as joint tenants, (iii) 27,568 shares held directly by Mr. Hays' wife, (iv) 90,000 shares held by 7 other individuals with familial relations to Mr. Hays; (v) 135,393 shares held by Focal Development Corporation, a Colorado corporation controlled by Mr. Hays' wife ("FDC"); (vi) 29,783 shares held by Interdec Corporation, a Colorado corporation affiliated with Mr. Hays ("Interdec"), and (vii) warrants to purchase 54,637 shares.
     (9) Includes 174,000 shares which Mr. Hardy owns of record. Also includes 29,783 shares held by Interdec, for which Mr. Hardy serves as an officer and director and warrants to purchase 25,000 shares.
     (10) Includes 193,000 shares which Mr. May owns of record. Also includes 29,783 shares held by Interdec, for which Mr. May serves as an officer and director and warrants to purchase 25,000 shares.

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

         On September 20, 1999, Howard Palmer was issued 148,000 shares of Common Stock, 100,000 shares of which were issued to Mr. Palmer as an annual bonus for services performed during the fiscal year ended 1998, and 48,000 shares of which were issued to Mr. Palmer in lieu of paying director's fees owed to Mr. Palmer.

         On September 20, 1999, Leroy Hardy was issued 149,000 shares of Common Stock, 100,000 shares of which were issued to Mr. Hardy as an annual bonus for services performed during the fiscal year ended 1998, 48,000 shares of which were issued to Mr. Hardy in lieu of paying director's fees owed to Mr. Hardy, and 1,000 shares of which were issued to Mr. Hardy in lieu of paying $500 of accrued business expenses owed to Mr. Hardy.

         On September 20, 1999, Gerald May was issued 168,000 shares of Common Stock, 100,000 shares of which were issued to Mr. May as an annual bonus for services performed during the fiscal year ended 1998, 48,000 shares of which were issued to Mr. May in lieu of paying director's fees owed to Mr. May, and 20,000 shares of which were issued to Mr. May in lieu of paying $10,000 of accrued business expenses owed to Mr.
May.


     ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a) Exhibits
         3.1...................     Articles of Incorporation of the Company.*

         3.2...................     Amendment to the Articles of Incorporation changing the Company's name to TVM Global Entertainment, Inc.*

         3.3...................     Amendment to the Articles of Incorporation changing the Company's name to Cinema Features, Inc.*

         3.4...................     Amendment to the Articles of Incorporation changing the Company's name to Focal Corporation.*

         3.5...................     Restated Bylaws of the Company.*

         3.6...................     Amendment to the Articles of Incorporation authorizing the Series A
                                    Convertible Preferred Stock.*

         4.1...................     Specimen stock certificate of the Company.*

         10.1..................     Form of Warrant Certificate issued to directors of the Company (schedule of directors receiving Warrants attached thereto).*

         10.2..................     Employment Agreement dated October 1, 1993 between the Company and
                                    Howard M. Palmer.*

         10.3..................     Agreement dated July 29, 1993 between the Company and Howard M.
                                    Palmer, whereby the Company acquired operating funds, management expertise and potential real estate assets in exchange for Common Stock and future consideration.*

         10.4..................     Bill of Sale and Transfer of Rights in Movie Properties dated June 27, 1993 between the Company and Maverick Marketing Management, Inc.*

         10.5..................     Form of Convertible Promissory Note.**
     ---------------

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


                                            FOCAL CORPORATION



Dated: November 16, 1999                    By: /s/ Howard Palmer
                                               ---------------------------------
                                               Howard M. Palmer, Chairman of the
                                               Board and President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                               Title                                   Date
          ----                               -----                                   ----
/s/ Howard Palmer                  Chairman of the Board and                   November 16, 1999
----------------------------       President (Principal
Howard M. Palmer                   Executive Officer)


/s/ Gerald May                     Director and Treasurer                      November 16, 1999
-----------------------------      (Principal Financial
Gerald W. May                      and Accounting Officer)



/s/ Leroy Hardy                    Vice President and                          November 16, 1999
-----------------------------      Director
Leroy Hardy


/s/ Richard Shinn                  Secretary                                   November 16, 1999
-----------------------------
Richard Shinn


                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999








                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

     Independent Auditors' Report                                            F-2

     Balance Sheet as of June 30, 1999                                       F-3

     Statements of Operations
      For the Years Ended June 30, 1999 and 1998                             F-4

     Statement of Operations
      From Inception of Development Stage to June 30, 1999                   F-5

     Statements of Shareholders' Equity (Deficit)
      From Inception of Development Stage to June 30, 1999             F-6 - F-8

     Statements of Cash Flows
      For the Years Ended June 30, 1999 and 1998                             F-9

     Statement of Cash Flows
      From Inception of Development Stage to June 30, 1999                  F-10

     Notes to Financial Statements                                   F-11 - F-16

                          INDEPENDENT AUDITORS' REPORT


     October 26, 1999


     To the Board of Directors
     Focal Corporation
     Anaheim, California

     We have audited the accompanying balance sheet of Focal Corporation (a development stage company) as of June 30, 1999, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 1999 and 1998, and for the period from July 1, 1994 to June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Focal Corporation (a development stage company) from inception (July 1, 1993) to June 30, 1994 were audited by other auditors whose report has been furnished to us and is included in these financial statements. Our opinion insofar as it relates to the amounts included for Focal Corporation (a development stage company) for the period from inception (July 1, 1993) to June 30, 1994, is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Focal Corporation (a development stage company) as of June 30, 1999, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and from inception (July 1, 1993) to June 30, 1999, in conformity with generally accepted accounting principles.

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




     CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
     Woodland Hills, California


                                               FOCAL CORPORATION
                                         (A DEVELOPMENT STAGE COMPANY)
                                                 BALANCE SHEET
                                                 JUNE 30, 1999

                                                      ASSETS

     CURRENT ASSETS
             Cash                                                                                  8,458
             Refundable Deposit                                                                   10,000
             Deferred tax asset (Note 2)                                                   $          --
                                                                                           --------------

             Total Assets                                                                  $      18,458
                                                                                           ==============



                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


     CURRENT LIABILITIES
             Accounts payable (Note 12)                                                    $     520,745
             Accrued expenses - related parties (Note 8)                                          35,431
             Accrued payroll                                                                      73,633
             Accrued payroll - president (Note 8)                                                130,600
             Accrued income taxes                                                                    900
             Interest payable                                                                     49,807
             Loan payable - related party (Note 4)                                                23,630
             Notes payable (Note 3)                                                              374,046
             Advances from president (Note 5)                                                      5,950
                                                                                           --------------

             Total Current Liabilities                                                         1,214,742

     SHAREHOLDERS' EQUITY (DEFICIT)
             Preferred stock; 100,000,000 shares authorized, no shares
              outstanding, no par value                                                               --
             Common stock; 40,000,000 shares authorized 4,343,837 shares
              issued and outstanding, $0.10 par value (Note 10 and 14)                           434,384
             Additional paid in capital                                                        2,612,827
             Deficit accumulated before the development stage                                 (1,739,945)
             Deficit accumulated during the development stage                                 (2,503,550)
                                                                                           --------------

             Total Shareholders' Equity (Deficit)                                             (1,196,284)

             Total Liabilities and Shareholders' Equity (Deficit)                          $      18,458
                                                                                           ==============


               The Accompanying Footnotes are an Integral Part of These Financial Statements



                                                 FOCAL CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                               1999              1998
                                                                           ------------------------------
     REVENUES (Note 1)                                                     $          0      $          0

     OPERATING COSTS AND EXPENSES                                               456,644           358,165
                                                                           -------------     -------------

     (LOSS) FROM OPERATIONS                                                    (456,644)         (358,165)

     OTHER INCOME
             Relief of debt (Note 11)                                            10,566            57,479
                                                                           -------------     -------------

             (Loss) Before Income Taxes                                        (446,078)         (300,686)

     PROVISION FOR INCOME TAXES                                                    (900)             (900)
                                                                           -------------     -------------

             Net (Loss)                                                    $   (446,978)     $   (301,586)
                                                                           =============     =============

             (Loss) per common share and common share
              equivalent (Note 6)                                          $       (.11)     $       (.08)
                                                                           =============     =============





          The Accompanying Footnotes are an Integral Part of These Financial Statements


                                                 FOCAL CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF OPERATIONS
                               FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1999


     REVENUES                                                                               $           0

     OPERATING COSTS AND EXPENSES                                                               2,711,393
                                                                                            --------------

     (LOSS) FROM OPERATIONS                                                                    (2,711,393)

     OTHER INCOME
             Relief of debt (Note 11)                                                             213,843
                                                                                            --------------

             (Loss) Before Income Taxes                                                        (2,497,550)

     PROVISION FOR INCOME TAXES                                                                    (6,000)
                                                                                            --------------

             Net (Loss)                                                                     $  (2,503,550)
                                                                                            ==============










     The Accompanying Footnotes are an Integral Part of These Financial Statements


                                                 FOCAL CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1999
                                                                         Accumulated    Accumulated        Total
                                                                           Deficit         Deficit         Share-
                                                            Additional     Before          During         holders'
                      Common Stock        Preferred Stock    Paid-in     Development    Development       Equity
                     Shares    Amount     Shares   Amount    Capital        Stage          Stage         (Deficit)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------
July 1, 1993 -
 Balance at
 beginning of
 development
 stage             1,526,396  $152,640         --  $   --   $1,576,181   $(1,739,945)   $       --      $  (11,124)

    Stock issued
    for services     349,960    34,996                          21,484                                      56,480

    Sale of stock    414,120    41,412                         165,648                                     207,060

    Net (Loss)                                                                             (473,122)      (473,122)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------

Balance at
  June 30, 1994    2,290,476   229,048         --      --    1,763,313    (1,739,945)      (473,122)      (220,706)

    Stock issued
    for services     114,800    11,480                          45,920                                      57,400

    Stock issued
    to officer
    in lieu of
    salary           200,000    20,000                          80,000                                     100,000

    Sale of stock     75,400     7,540                          30,160                                      37,700

    Stock issued
     for payment
     of note          10,000     1,000                           4,000                        5,000

    Net (Loss)                                                                             (512,625)      (512,625)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------

Balance at
 June 30, 1995     2,690,676   269,068                       1,923,393    (1,739,945)      (985,747)      (533,231)

    Net (Loss)                                                                    --       (268,936)      (268,936)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------

Balance at
 June 30, 1996     2,690,676   269,068         --      --    1,923,393    (1,739,945)    (1,254,683)      (802,167)

The Accompanying Footnotes are an Integral Part of These Financial Statements


                                                 FOCAL CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1999
                                                    (CONTINUED)
                                                                         Accumulated    Accumulated        Total
                                                                           Deficit         Deficit         Share-
                                                            Additional     Before          During         holders'
                      Common Stock        Preferred Stock    Paid-in     Development    Development       Equity
                     Shares    Amount     Shares   Amount    Capital        Stage          Stage         (Deficit)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------
    Stock issued
    for services     409,900    40,990         --      --      163,960            --             --        204,950

    Stock issued
     to officer
     in lieu of
     salary         240,000     24,000         --      --       96,000            --             --        120,000

    Net (Loss)                                                                             (500,303)      (500,303)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------

Balance at
 June 30, 1997     3,340,576   334,058         --      --    2,183,353    (1,739,945)    (1,754,986)      (977,520)

    Retirement
    of common
    stock            (31,339)   (3,134)        --      --        3,134            --             --             --

    Stock issued
    for services       4,600       460         --      --        1,840            --             --          2,300

    Stock issued
    to officer in
    lieu of salary   240,000    24,000         --      --       96,000            --             --        120,000

    Stock issued
    for payment
    of notes and
    advances         123,000    12,300         --      --       49,200            --             --         61,500

Net (Loss)                                                                                 (301,586)      (301,586)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------
Balance at
 June 30, 1998     3,676,837  $367,684         --      --   $2,333,527   $(1,739,945)   $(2,056,572)    $(1,095,306)

    Stock issued
    to officer in
    lieu of salary   180,000    18,000         --      --       72,000            --             --          90,000

    Sale of stock     25,000     2,500         --      --       22,500            --             --          25,000



                                                    FOCAL CORPORATION
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1999
                                                       (CONTINUED)
                                                                         Accumulated    Accumulated        Total
                                                                           Deficit         Deficit         Share-
                                                            Additional     Before          During         holders'
                      Common Stock        Preferred Stock    Paid-in     Development    Development       Equity
                     Shares    Amount     Shares   Amount    Capital        Stage          Stage         (Deficit)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------
    Stock issued
    for payment
    of accrued
    wages            360,000    36,000         --      --      144,000            --             --        180,000

    Stock issued
    for services       2,000       200         --      --          800            --             --          1,000

    Stock issued
    to employee in
    lieu of bonus    100,000    10,000         --      --       40,000            --             --         50,000

Net (Loss)                                                                                 (446,978)      (446,978)
                   ---------  --------    -------  ------   ----------   ------------   ------------    -----------

Balance at
 June 30, 1999     4,343,837  $434,384         --      --   $2,612,827   $(1,739,945)   $(2,503,550)    $(1,196,284)




The Accompanying Footnotes are an Integral Part of These Financial Statements


                                                    FOCAL CORPORATION
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                                                                 1999              1998
                                                                              -----------      -----------
CASH FLOWS PROVIDED (USED) BY OPERATING
 ACTIVITIES:
    Net (loss)                                                                $ (446,978)      $ (301,586)
    Adjustments to reconcile net (loss) to net cash provided
     (used) by operating activities:
      Operating expenses paid by issuance of stock                               141,000            2,300
      Increase in interest payable                                                21,328           18,369
      Increase in accounts payable and accrued expenses                          193,072          180,470
     (Increase) in refundable deposits                                           (10,000)              --
                                                                              -----------      -----------


             Net Cash Flows (Used) by Operating Activities                      (101,578)        (100,447)
                                                                              -----------      -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
    Refundable loan commitment fee                                                    --               --
                                                                              -----------      -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of notes payable                                                     88,000          101,000
    (Decrease) in notes payable                                                   25,000               --
    Increase (decrease) in loan payable                                           (5,483)          12,975
    Increase (decrease) in advances from president                                 2,300           (1,709)

             Net Cash Flows Provided by Financing Activities                     109,817          112,266
                                                                              -----------      -----------

NET INCREASE IN CASH                                                               8,239           11,819

CASH (OVERDRAFT) AT THE BEGINNING OF THE YEAR                                        219          (11,600)
                                                                              -----------      -----------

CASH (OVERDRAFT) AT THE END OF THE YEAR                                       $    8,458       $      219
                                                                              ===========      ===========


ADDITIONAL DISCLOSURES:
    Cash paid during each year for:
        Interest                                                              $   22,548       $   19,479
                                                                              ===========      ===========


        Income taxes                                                          $      900       $    2,252
                                                                              ===========      ===========

 NON CASH INVESTING AND FINANCING TRANSACTIONS:

    Common stock issued in consideration of notes payable and
     officer advances                                                         $       --       $   61,500
                                                                              ===========      ===========

     Common stock issued in consideration of accrued officer payroll          $  180,000       $  120,000
                                                                              ===========      ===========

The Accompanying Footnotes are an Integral Part of These Financial Statements


                                                    FOCAL CORPORATION
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF CASH FLOWS
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 1999

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net (loss)                                                                                $(2,503,550)
    Adjustments to reconcile net (loss) to net cash provided
     (used) by operating activities:
      Non-cash compensation and promotion                                                          83,960
      Operating expenses paid by issuance of stock and additional paid in capital                 274,200
      Compensation to officer paid by issuance of stock and additional paid in capital            382,000
      Operating expenses paid by reduction of loan commitment fee                                  30,000
      Loss on write-off of assets                                                                 (18,250)
      Increase in interest payable                                                                 55,945
      Increase in accounts payable and accrued expenses                                           910,955
                                                                                              ------------

             Net Cash Flows (Used) by Operating Activities                                       (784,740)
                                                                                              ------------

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
    Refundable loan commitment fee                                                                (30,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of notes payable                                                                     449,046
    Issuance of common stock                                                                      359,210
    (Decrease) in notes payable                                                                    (5,000)
    Increase in loan payable                                                                        7,492
    Increase in advances from president                                                            12,450
                                                                                              ------------

             Net Cash Flows Provided by Financing Activities                                      823,198
                                                                                              ------------

NET INCREASE IN CASH                                                                                8,458

CASH AT THE BEGINNING OF THE PERIOD                                                                     0
                                                                                              -------------

CASH AT JUNE 30, 1999                                                                         $      8,458
                                                                                              =============

ADDITIONAL DISCLOSURES:
    Cash paid during the period for:
        Interest                                                                              $     51,665
                                                                                              =============

        Income taxes                                                                          $      5,273
                                                                                              =============

NON CASH INVESTING AND FINANCING TRANSACTIONS:
    Common stock issued in consideration of notes payable and officer advances                $     66,500
                                                                                              =============

     Common stock issued in consideration of accrued officer payroll                          $    420,000
                                                                                              =============

The Accompanying Footnotes are an Integral Part of These Financial Statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Focal Corporation was incorporated in the State of Utah in 1980 as Petro-Funding. The Company sold and distributed its assets from the movie distribution business during May and June of 1993. The Company then changed the focus of its business on July 1, 1993 to the acquisition, development and management of commercial real estate, primarily shopping centers. The Company has not acquired any properties as of the date of this report, and has not recognized any income from the date of inception (July 1, 1993) to June 30, 1999. As the Company was involved in other businesses prior to July 1, 1993, an accumulated deficit of $1,739,945 had been incurred to the last day of those operations on June 30, 1993. Focal Corporation has not generated revenue since the sale and distribution of assets from the movie distribution business during May and June of 1993. As such, the accompanying financial statements have been prepared using the accounting formats prescribed for development stage companies since July 1, 1993.

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

Long-Lived Assets

In 1998 the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short term investments with a maturity of three months or less.

NOTE 2 - DEFERRED TAXES

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

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at June 30, 1999:

Deferred Tax Asset - Non-Current                                    $ 960,889
Deferred Tax Liability - Non-Current                                       --
                                                                    ----------
                                                                      960,889
Valuation allowance                                                  (960,889)
                                                                    ----------
Net Deferred Tax Asset - Non-Current                                $       0
                                                                    ===========

The deferred tax asset results from ordinary loss carryforwards available to reduce future taxable income. The valuation allowance account is established to reduce the tax asset account to $0 because the operating losses may not be utilized. The valuation allowance increased by $97,342 from June 30, 1998 to June 30, 1999 as a result of additional operating losses.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 1999:

David Pammintuan, with interest at 12%                                $  29,000
William Platts, with interest at 12%                                     37,000
Mr. & Mrs. Robert Cullen, with interest at 12%                            5,396
Dr. Mark Moss, with interest at 12%                                      21,650
Richard Baughn, with interest at 12%                                     65,000
Robert Erickson, with interest at 12%                                    11,000
Andrea Malmquist, with interest at 12%                                  100,000
Christina Hodge, with interest at 12%                                     1,000
Howard Newsom, with interest at 12%                                      20,000
Garrette Newsom, with interest at 12%                                     2,000
John Garland, with interest at 12%                                        5,000
Laura Haskin, with interest at 12%                                        1,000
Robert Lyntton, with interest at 12%                                      5,000
Margaret Lyntton, with interest at 12%                                      500
Paul Tichy, with interest at 12%                                          1,500
Cynthia & Jerry Shodall, with interest at 12%                             6,000
Michael Alvarez, with interest at 12%                                    10,000
Bette Vikupitz, with interest at 12%                                      5,000
Frank Clark, with interest at 12%                                         5,000

                                FOCAL CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

Jackie Angel, with interest at 12%                                        2,500
Dan Gobel, with interest at 12%                                          10,000
Greg Thompson, with interest at 12%                                      15,000
William Czechowski, with interest at 12%                                  5,000
Mary Shodall/John Garland, with interest at 12%                           5,000
Wade Kitagawa, with interest at 12%                                       2,500
Larry Phoenix Trust, with interest at 12%                                 3,000
                                                                       ---------

                                                                       $374,046
                                                                       =========

None of these notes are collateralized. As of the date of this report, $296,046 of these notes are past due, and the remaining $88,000 are due prior to June 30, 2000.

Renewal of these loans are at the discretion of the holders. However, management expects renewal to occur in the normal course of business for the foreseeable future.

Total interest expense of $42,060 and $36,916 is included in operating expenses as of June 30, 1999 and 1998, respectively.

NOTE 4 - LOAN PAYABLE - RELATED PARTY

Loan payable - related party consisted of the following at June 30, 1999:
Loan payable - Unsecured loan payable to Kenneth Palmer, son of the Company's
 president, with interest accrued at 12% annually                                             $    10,000

Loan payable - unsecured, non-interest loan payable to Bell Financial, due on
 demand.  The president of Bell Financial is also the secretary of Focal Corporation                7,492
                                                                                              ------------

                                                                                                   17,492

Interest payable related to the above loans                                                         6,138
                                                                                              ------------

                                                                                              $    23,630
                                                                                              ============

Renewal of these loans are at the discretion of the holders. However, management expects renewal to occur in the normal course of business for the foreseeable future. Total interest expense of $1,816 and $1,597 is included in operating expenses as of June 30, 1999 and June 30, 1998, respectively.

NOTE 5 - ADVANCES FROM PRESIDENT

Advances from president consisted of the following at June 30, 1999:
Advance - Howard Palmer, president of the Company, no stated terms                            $     5,950
                                                                                              ============

                                FOCAL CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 6 - LOSS PER COMMON SHARE

Primary loss per common and common equivalent share, assuming no dilution, is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the years ended June 30, 1999 and 1998 was 4,100,409 and 3,708,176, respectively. Fully diluted per share data is not presented as the effects would be antidilutive.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with its president that provides for a monthly salary and annual vacation pay. The contract expires on June 30, 2002. Due to lack of Company funds, this amount is being accrued. However, the president of the Company has elected to waive his rights to all vacation pay earned during fiscal years 1998 and 1999 and, as such, no amounts have been accrued for these periods.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has accrued operating expenses of $35,431 due to officer and directors of the Company at June 30, 1999.

During the year ended June 30, 1999, the Company issued 360,000 shares of common stock and 360,000 warrants valued at $180,000 to Howard Palmer, president of the Company, in lieu of salary for the fiscal year ending June 30, 1998. The Company also issued an additional 180,000 shares of common stock and 180,000 warrants, valued at $90,000 to Howard Palmer in lieu of salary for the period July 1, 1998 to December 31, 1998. As of June 30, 1999, accrued salaries includes $90,000 for the period January 1, 1999 to June 30, 1999 and $40,600 of accrued wages for prior years.

NOTE 9 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and is dependent upon funds from a private placement for funding its day-to-day cash requirements. The Company has been directing its efforts to acquiring well-leased, existing ten to twenty acre discount shopping centers, anchored by major national retail tenants. The Company has located properties in Arizona, California and Nevada that fit its investment criteria and is exploring ways to finance the acquisition of these properties. If the Company is able to acquire these properties, the properties may generate adequate revenues for the Company to finance its operations. The Company's president, who has been in the discount shopping center development business for over twenty-five years, is currently working with representatives of national retail chains to select possible sites in various areas for future development of shopping centers. The Company proposes to construct the facilities and lease them back to the retailers on long term leases. At the present time there is no assurance that these events will take place. The effect of the foregoing matters raises substantial doubt about the ability of the Company to continue as a going concern. As discussed in Notes 3 and 4, the Company is also dependent upon creditors not calling the loans. (See Note 15.)

                                FOCAL CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 10 - WARRANTS TO PURCHASE COMMON STOCK

The following is a recap of the outstanding warrants as of June 30, 1999:

              Number of Shares           Date Issued                   Exercise Price                 Expiration Date
              ----------------     -----------------------             --------------                 ---------------
                       300,000           1993 & 1995                      $1 - $3                        12/31/99
                        93,440               1994                         $1 - $3                        12/31/99
                       102,000               1995                         $1 - $3                        12/31/99
                       260,000               1996                         $1 - $3                        12/31/99
                       326,392               1996                         $1 - $3                        12/31/99
                       240,000            July 1996                       $1 - $3                        12/31/99
                       240,000          September 1997                    $1 - $3                        12/31/99
                         8,000               1997                         $1 - $3                        11/23/00
                         3,000               1998                         $1 - $3                         3/24/01
                        12,000               1998                         $1 - $3                         4/16/01
                       360,000           August 1998                      $1 - $3                         8/30/01
                       180,000           January 1999                     $1 - $3                         1/18/02
                       100,000           Fiscal 1998                      $1 - $3                    8/5/00 - 4/24/01
              ----------------
             Total   2,224,832


On July 1, 1998, the Company extended the expiration date of 200,000 warrants held by Howard Palmer from June 30, 1998 to June 30, 2001.

In connection with the issuance of stock and notes payable during the fiscal year 1999, the Company issued 176,000 warrants to ten individuals. These warrants are exercisable at prices ranging from $1 to $3 per share, and expire starting from July 10, 2001 through June 16, 2002.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 11 - (PROVISION) BENEFIT FOR INCOME TAXES

The components of the (provision) benefit for income taxes are as follows:

             Current                              1999                 1998
                                                  ----                 ----
             Federal                          $      0              $     0
             State                                (900)                (900)
                                              ---------             --------
                                              $   (900)             $  (900)

             Deferred                         $850,344             $690,392
             Federal                           110,545              173,155
             State                            (960,889)            (863,547)
                                              ---------            ---------
             Valuation Allowance              $      0             $      0


As of June 30, 1999 and 1998, for income tax purposes, the Company had approximately $2,500,000 and $2,055,000, respectively, of ordinary loss carryforwards available to reduce future taxable income through the year 2013.

NOTE 12 - SHARES HELD BY FOCAL CORPORATION

As of June 30, 1999, the Company held a certificate of 800,000 shares, which was issued to a potential investor. These shares will be forwarded to the shareholder when the obligation of investing $5,000,000 in the Company is fulfilled. Due to the contingency of this transaction, it has not been recorded on the books.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the balance sheet date, Focal Corporation entered into four separate escrows for lots located in Rosamond, California. The four lots, totaling $1,657,659 in purchase costs all closed in September and October 1999. In consideration for the lots, the Company paid the following:

    Issuance of 775,019 shares of Class A Common Stock Valued at     $   775,019
    Assumption of various debts and liens                                730,066
    Note payable to seller                                               144,214
    Cash                                                                   8,360
                                                                     -----------
                                                                     $ 1,657,659