Form 10QSB
period 1999-09-30
FOCAL CORP
filed 1999-12-20
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended September 30, 1999


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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 6,664,948 on December 15, 1999.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introduction

The financial statements included herein have been prepared by Focal Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 1999, contained in the Company's Form 10-KSB filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented.






                                       2.

                                FOCAL CORPORATION

                                  BALANCE SHEET
                     September 30, 1999 and June 30, 1999
                             -----------------------

                                     ASSETS

                                September 30,         June 30,
                                     1999              1999
                                  Unaudited           Audited
                                  ----------        ----------


Current assets:

   Cash                           $    2,346         $  8,458
   Deposits                          356,598           10,000
                                  ----------        ----------
       Total current assets          358,944           18,458
                                  ----------        ----------

Fixed assets:
   Development costs                   4,241                0
   Land                              951,503                0
                                  ----------        ----------
       Total fixed assets            955,744                0
                                  ----------        ----------

Other assets
   Prepaod expense                    51,300                0
                                  ----------        ----------


     Total assets                 $1,365,988         $ 18,458
                                  ==========        ==========







               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                                  BALANCE SHEET
                     September 30, 1999 and June 30, 1999
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                       March 31,            June 30,
                                         1999                 1999
                                      Unaudited             Audited
                                      ------------        ------------

Current liabilities:

     Accounts payable                 $   470,043         $   520,745
     Accrued taxes and assessments        168,146                 900
     Accrued expenses                       7,257              35,431
     Accrued wages due officers
       and directors                      249,233             204,233
     Interest payable                      64,385              49,807
     Notes and loans payable              635,078             403,626
                                      ------------        ------------

        Total current liabilities       1,594,142           1,214,742
                                      ------------        ------------

Long term liabilities
     Mortgage loan payable                147,864                   0
                                      ------------        ------------

Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                              -                   -

  Common stock($0.10 par value;
   40,000,000 shares authorized,
   5,653,609 and 4,343,837 shares
   issued and outstanding
   respectively)                          565,361             434,384

   Paid in capital                      3,556,664           2,612,827

   Retained earnings(deficit)          (4,498,043)         (4,243,495)
                                      ------------        ------------

     Total shareholders' (deficit)     ( 376,018)         (1,196,284)
                                      ------------        ------------

      Total liabilities and share-
        holders' deficit              $ 1,365,988         $    18,458
                                      ============        ============



               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                             STATEMENT OF OPERATIONS
                       For the three month periods ending
                           September 30, 1999 and 1998
                                   (Unaudited)

                       Three months ended September 30
                                     --------------------------
                                      1999                 1998
                                  ------------         ------------

Revenue                           $         0          $         0
                                  ------------         ------------

Operating costs and
   expenses                       $   224,716          $    57,288

Other income (expenses)
   Interest (expense)                 (29,607)             (17,270)
                                  ------------         ------------

     (Loss) from operations         ($254,323)           ($ 74,558)

Provision for income taxes               (225)                (225)
                                  ------------         ------------

Net (loss)                          ($254,548)            ($74,783)
                                  ============         ============

Loss per common share
 and common share
 equivalent                            ($0.05)              ($0.02)
                                  ============         ============








               The accompanying notes are an integral part of the
                        consolidated financial statements

                                       5.


                                FOCAL CORPORATION

           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) Year Ended June
               30, 1999 and Three Months ended September 30, 1999
                                   (Unaudited)
                                  -------------

                             Common        Common       Paid-in      Retained        Total
                             Shares        Stock        Capital      Earnings
                          -----------   -----------   -----------   ------------   ------------
 Bal 6/30/98               3,676,837      $367,684    $2,333,527    ($3,796,517)    ($1,095,306)


 Stock issued
 to officers in
 lieu of salary              180,000        18,000        72,000           -            90,000

 Sale of stock                25,000         2,500        22,500           -            25,000

 Stock issued for
 payment of accrued
 wages                       360,000       36,000        144,000           -           180,000

 Stock issued for
 services                      2,000          200            800           -             1,000

 Stock issued
 in lieu of bonus            100,000        10,000        40,000                        50,000

 Net loss                       -             -             -          (446,978)      (446,978)
                          -----------   -----------   -----------   ------------   ------------

 Bal: 6/30/99              4,343,837      $434,384    $2,612,827    ($4,243,495)   ($1,196,284)

 Stock issued for
  for land acqusistion       839,856        83,985       755,871                       839,856

Stock issued for
 accounts payable             25,916         2,592        10,366                        12,958


Stock issued
to directors in lieu
of bonus and fees            444,000        44,400       177,600           -           222,000


Net Loss                                                    (254,548)      (254,548)
                          -----------   -----------   -----------   ------------   ------------

Bal: 9/30/99               5,653,609      $565,361    $3,556,664    ($4,498,043)     ($376,018)
                          ===========   ===========   ===========   ============   ============


                   The accompanying notes are an integral part of the
                    consolidated financial statements.

                                FOCAL CORPORATION


                             STATEMENT OF CASH FLOWS
                        For the three month periods ended
                           September 30, 1999 and 1998
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                            September 30,
                                                         1999           1998
                                                     ------------   ------------

Cash flows (used) in operating activities:

     Net (Loss)                                        ($254,548)      ($74,783)
     Stock issued to President and
       Directors in lieu salary,
       bonus and fees                                    170,700        180,000
                                                        --------       ---------
                                                         (83,848)       105,217

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Decrease (Increase) in deposits                       10,000

    Increase (Decrease) in accounts
      payable and accrued expenses                        42,736       (119,656)
                                                     ------------   ------------

     Net cash provided by (used in)
      operating activities                               (31,112)       (14,439)

Cash flows provided (used) by financing activities:
    Borrowing                                             25,000         15,101
                                                     ------------   ------------

      Net increase (decrease) in cash                     (6,112)           662
                                                     ------------   ------------

Cash at beginning of period                                8,458            219
                                                     ------------   ------------

Cash at end of period                                $     2,346    $       881
                                                     ============   ============


NON CASH INVESTING AND FINANCING TRANSACTIONS:

   Common stock issued to President and
     Directors in lieu of salary, bonus and fees    $    222,000    $   180,000

   Common stock issued for land and escrow deposits      839,858             -

   Notes issued for land acquired                        292,078             -
   Taxes and assessments assumed on land                 167,922             -
   Common stock issued for accounts payable               12,958             -
                                                     ------------   ------------

                                                     $ 1,534,816    $   180,000
                                                     ============    ===========




               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------

1.   Financial statements:
     --------------------

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has had no operating income and is dependent upon funds from borrowing and private placements for funding its day to day cash requirements. If the Company is not able to acquire financing, there is no assurance it will continue to operate.

2. Income taxes:
     -------------
     The Company files Federal income and State franchise tax returns. Because of taxable loss carryforwards, the Company has not had a Federal tax liability. State franchise tax returns require a minimum tax which is accrued through the year.

3. Loss per common share:
     ---------------------

     Primary loss per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Fully diluted per share data is not presented as the effect would not be dilutive.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------

     The Company's current plan of operations is to acquire real estate in the Western United States for development. The Company recently acquired an 80 acre tract in Rosamond, California. Plans are to develop this into a recreational vehicle park with 525 recreational vehicle pads which may be either sold or rented, a fresh water lake with beaches and other recreational oriented facilities. On October 8, 1999, the Company closed on an additional three parcel of land in the same area with a total of 25 acres. At the current date, four additional parcels are in escrow with a total of approximately 10 acres. These properties are acquired by issuance of the Company's common stock and the assumption of debt. Management believes that development can be financed with loans secured by the land and by private equity investors. Management believes income generated will be sufficient to permit the Company to acquire additional properties. The Company is also in various stages of negotiation on other properties in California and Nevada. As the Company's finances improve, and as appropriate opportunities arise, the Company plans to acquire existing shopping centers and strategically located vacant land suitable for the development of shopping centers. The Company is also investigating the development of truck stops and other commercial buildings, such as motels and office buildings, at strategic locations along interstate highways and at the U.S. border with Mexico. The company anticipates that such options or contracts would be subject to negotiating pre-building leases with major retail tenants.

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

     Currently, the Company does not own or manage any shopping centers or truck stops and has not previously developed any recreational vehicle parks. However, the Company president has over 25 years of experience in the development, ownership, and management of shopping centers. The Company also plans to use experienced consultants to locate, analyze, and develop properties.

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

Indebtedness incurred by the Company may be in the form of bank borrowing, purchase money obligations to the sellers of properties, secured and unsecured, and publicly and privately placed debt investments. Such indebtedness may be recourse to all of the properties of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowing by the Company may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new properties.


                                        10.

Results of Operations
---------------------

     The Company had no revenue from operations during the three months ended September 30, 1999 and 1998.

     The Company's expenses during the three months ended September 30, 1999 and 1998 amounted to $254,448 and $74,783, respectively. Expenses increased by $179,765 (240%) This is due to project development costs as the company seeks projects which would achieve its objectives and increased interest as the company has continued to require borrowing funds to continue operations. During the current quarter, the directors received a stock bonus for continuing service to the company. The net loss increased from the corresponding period of the prior year by $179,765 (240%) for the reason stated above.




Liquidity and Capital Resources
-------------------------------

     The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements. The Company intends to use the land at Rosamond as security for mortgage loans to develop the property. Although the company believes it will be able to obtain sufficient funds, there can be no assurance that sufficient financing will be available. The inability to obtain such financing could have a material and adverse effect on the Company's operations.

Year 2000 Compliance
--------------------------------------------------------------------------------

     The Company believes the Y2K problem will not pose a significant operational problem. All the hardware and software programs being used by the Company has been modified to be Year 2000 compliant.

     At September 30, 1999, the Company had total liabilities of $1,742,007, of which (i)$205,435 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments. (ii)$73,633 represents accrued payroll to a former officer. (iii)$292,079 represented a mortgage loans secured by land; (iv) $167,921 represented taxes and assessments on land;(v)$1,002,714 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (vi)$225 represented accrued taxes. On that same date, the Company had cash of $2,346 and total assets of $1,365,988.

     Management believes that proceeds from additional borrowing will generate sufficient working capital to conduct the business of the Company during the period that the Company develops the land at Rosamond, California. Once the property is developed, a positive cash flow will be realized which will provide the liquidity and capital resources necessary to conduct the business of the Company.

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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: December 15, 1999                       FOCAL CORPORATION



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