Form 10QSB
period 1999-12-31
FOCAL CORP
filed 2000-02-11
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                      For the period ended December 31,1999


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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 6,664,748 on February 8, 2000.

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

                                FOCAL CORPORATION

                                  BALANCE SHEET
                       December 31, 1999 and June 30, 1999
                             -----------------------

                                     ASSETS

                                December 31,         June 30,
                                     1999              1999
                                  Unaudited           Audited
                                  ----------        ----------


Current assets:

   Cash                           $    1,873        $   8,458
   Cash Deposits                           0           10,000
                                  -----------       ----------
       Total current assets            1,873           18,458
                                  -----------       ----------

Fixed assets:
   Development costs                   5,345                0
   Land                            1,722,379                0
                                  -----------       ----------
       Total fixed assets          1,727,724                0
                                  -----------       ----------

Other assets
   Prepaid expense                    50,400                0
   Escrow Deposits                   425,356                0
                                  -----------       ----------
                                     475,756                0

     Total assets                 $2,205,353        $  18,458
                                  ===========       ==========



               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                                  BALANCE SHEET
                       December 31,1999 and June 30, 1999
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                      December 31,          June 30,
                                         1999                 1999
                                      Unaudited             Audited
                                      ------------        ------------

Current liabilities:

     Accounts payable                 $   493,804         $   520,745
     Accrued taxes and assessments        586,172                 900
     Accrued expenses                       9,634              35,431
     Accrued wages due officers
       and directors                      294,233             204,233
     Interest payable                      76,448              49,807
     Notes and loans payable              665,128             403,626
                                      ------------        ------------

        Total current liabilities       2,125,419           1,214,742
                                      ------------        ------------

Long term liabilities
     Mortgage loan payable                147,864                   0
                                      ------------        ------------

Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                              -                   -

  Common stock($0.10 par value;
   40,000,000 shares authorized,
   6,251,965 and 4,343,837 shares
   issued and outstanding
   respectively)                          625,197             434,384

   Paid in capital                      4,095,184           2,612,827

   Retained earnings(deficit)          (4,788,311)         (4,243,495)
                                      ------------        ------------

     Total shareholders' (deficit)     (   67,930)         (1,196,284)
                                      ------------        ------------

      Total liabilities and share-
        holders' deficit              $ 2,205,353         $    18,458
                                      ============        ============



               The accompanying notes are an integral part of the
                        consolidated financial statements

                                FOCAL CORPORATION

                             STATEMENT OF OPERATIONS
                        For the six month periods ending
                           December 31, 1999 and 1998
                                   (Unaudited)

                                    Six months ended December 31
                                   ----------------------------
                                      1999                 1998
                                  ------------         ------------

Revenue                           $         0          $         0
                                  ------------         ------------

Operating costs and
   expenses                       $   485,975          $   154,711

Other income (expenses)
   Interest (expense)                 (58,391)             (35,831)
                                  ------------         ------------

     (Loss) from operations         ($544,366)          ($ 190,542)

Provision for income taxes               (450)                (450)
                                  ------------         ------------

Net (loss)                          ($544,816)          ($ 190,992)
                                  ============         ============

Loss per common share
 and common share
 equivalent                            ($0.10)              ($0.05)
                                  ============         ============








               The accompanying notes are an integral part of the
                        consolidated financial statements


                                FOCAL CORPORATION

           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) Year Ended June
                 30, 1999 and Six Months ended December 31, 1999
                                   (Unaudited)
                                  -------------

                             Common        Common       Paid-in      Retained        Total
                             Shares        Stock        Capital      Earnings
                          -----------   -----------   -----------   ------------   ------------
 Bal 6/30/98               3,676,837      $367,684    $2,333,527    ($3,796,517)   ($1,095,306)


 Stock issued
 to officers in
 lieu of salary              180,000        18,000        72,000           -            90,000

 Sale of stock                25,000         2,500        22,500           -            25,000


 Stock issued for
 payment of accrued
 wages                       360,000       36,000        144,000           -           180,000

 Stock issued for
 services                      2,000          200            800           -             1,000

 Stock issued
 in lieu of bonus            100,000        10,000        40,000                        50,000

 Net loss                       -            -               -          446,978)      (446,978)
                          -----------   -----------   -----------   ------------   ------------

 Bal: 6/30/99              4,343,837      $434,384    $2,612,827    ($4,243,495)   ($1,196,284)

 Stock issued for
  for land acqusistion       839,856        83,985       755,871                       839,856

 Stock issued for
 accounts payable             25,916         2,592        10,366                        12,958


 Stock issued
 to directors in lieu
 of bonus and fees            444,000       44,400       177,600           -           222,000

 Stock issued for             180,000       18,000       162,000                       180,000
 charitable contributions

 Stock issued for land
 purchase Escrow deposit     418,356        41,836       376,520                       418,356

 Net Loss                                                              (544,816)      (544,816)
                          -----------   -----------   -----------   ------------   ------------
Bal:12/31/99               6,251,965      $625,197    $4,095,184    ($4,788,311      ($ 67,930)
                          ===========   ===========   ===========   ============   ============


                   The accompanying notes are an integral part of the
                    consolidated financial statements.

                                FOCAL CORPORATION


                             STATEMENT OF CASH FLOWS
                         For the six month periods ended
                           December 31, 1999 and 1998
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                             December 31,
                                                          1999          1998
                                                     ------------   ------------

Cash flows (used) in operating activities:

     Net (Loss)                                        ($544,816)     ($190,992)
     Stock issued to President and
       Directors in lieu salary,
       bonus and fees                                    171,600
     Stock issued for charitable                         180,000
       Contributions
                                                     ------------   ------------
                                                        (193,216)      (190,992)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Decrease (Increase) in cash deposits                  10,000
    Increase (Decrease) in accounts
      payable and accrued expenses                        63,903       ( 25,501)
    (Increase) in development costs                       (5,345)
                                                     ------------   ------------

     Net cash provided by (used in)
      operating activities                               (124,658)     (216,493)

Cash flows provided (used) by financing activities:
    Borrowing                                             118,073        15,100
    Debt reduction                                              0        (3,000)
    Sale of stock                                                       205,000
                                                     ------------   ------------

      Net increase (decrease) in cash                     (6,585)           607
                                                     ------------   ------------

Cash at beginning of period                                8,458            219
                                                     ------------   ------------

Cash at end of period                                $     1,873    $       826
                                                     ============   ============

NON CASH INVESTING AND FINANCING TRANSACTIONS:

   Common stock issued to President and
     Directors in lieu of salary, bonus and fees    $    171,600              -
   Common stock issued to Directors as advances           50,400              -
   Common stock issued for charitable contribution       180,000
   Common stock issued for land and escrow deposits      839,858              -

   Notes issued for land acquired                        292,078              -
   Taxes and assessments assumed on land                 167,922              -
   Common stock issued for accounts payable               12,958              -
                                                     ------------   ------------

                                                     $ 1,714,816              -
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

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------

     The Company's current plan of operations is to acquire real estate in the Western United States for development. The Company recently acquired several tracts in Rosamond, California. Plans are to develop this into a recreational vehicle park with 525 recreational vehicle pads which may be either sold or rented, a fresh water lake with beaches and other recreational oriented facilities.

  At the current date, four additional parcels are in escrow. These properties are acquired by issuance of the Company's common stock and the assumption of debt. Management believes that development can be financed with loans secured by the land and by private equity investors. Management believes income generated will be sufficient to permit the Company to acquire additional properties. The Company is also in various stages of negotiation on other properties in California and Nevada. As the Company's finances improve, and as appropriate opportunities arise, the Company plans to acquire existing shopping centers and strategically located vacant land suitable for the development of shopping centers. The Company is also investigating the development of truck stops and other commercial buildings, such as motels and office buildings, at strategic locations along interstate highways and at the U.S. border with Mexico. The company anticipates that such options or contracts would be subject to negotiating pre-building leases with major retail tenants. The company is also investigating the acquisition of mining properties.

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

     Currently, the Company does not own or manage any shopping centers, truck stops or mining property and has not previously developed any recreational vehicle parks. However, the Company president has over 25 years of experience in the development, ownership, and management of shopping centers. The Company also plans to use experienced consultants to locate, analyze, and develop properties.

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

Results of Operations
---------------------

     The Company had no revenue from operations during the six months ended December 31, 1999 and 1998.

     The Company's expenses during the six months ended December 31, 1999 and 1998 amounted to $544,816 and $190,992, respectively. Expenses increased by $353,824 (185%) This is due to project development costs as the company seeks projects which would achieve its objectives and increased interest as the company has continued to require borrowing funds to continue operations. During the current period, the directors received a stock bonus for continuing service to the company. The company made a charitable donation of its stock in the amount of $180,000. The net loss increased from the corresponding period of the prior year by $353,824 (185%) for the reason stated above.


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

     At December 31, 1999 the Company had total liabilities of $2,273,283,of which (i)$294,233 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments. (ii)$73,633 represents accrued payroll to a former officer. (iii)$147,864 represented a mortgage loans secured by land; (iv) $586,172 represented taxes and assessments on land;(v)$1,170,931 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (vi)$450 represented accrued taxes. On that same date, the Company had cash of $1,873 and total assets of $2,205,353.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------


     On January 10, 2000 Project Design Consultants, a California Corporation filed suit for payment of unpaid engineering fees on Gateway Plaza at the Calexico/Mexicali border in the amount of $58,375.58, the company anticipates the matter can be satisfactorily resolved.


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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: February 10, 2000                       FOCAL CORPORATION



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