Form 10QSB
period 2000-03-31
FOCAL CORP
filed 2000-05-15
CIK 915461

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                        For the period ended March 31,2000


     / /       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934
                            For the transition period

                    from                  to
                         ----------------    ----------------

                           Commission File No.0-22968

                                FOCAL CORPORATION
           (Name of small business issuer as specified in its charter)

       Utah                                                    87-0363789
----------------------                               ---------------------------
State of incorporation                               I.R.S. Employer I.D. Number

1415 West North St. #302 Anaheim, California                     92801
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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 7,264,104 on May 5, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introduction

The financial statements included herein have been prepared by Focal Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Because of the new SEC requirement mandating pre filing review by the independent accountants and because of a recent change of independent accountants, such review of the accompanying financial statements has been commenced, but the time limitation has not permitted the completion of the review by the Company's independent accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 1999, contained in the Company's Form 10-KSB filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                        March 31, 2000 and June 30, 1999
                             -----------------------

                                     ASSETS

                                     March 31,        June 30,
                                       2000            1999
                                    Unaudited         Audited
                                  --------------  --------------


Current assets:

   Cash                           $       2,565   $       8,458
   Cash Deposits                            724          10,000
                                  --------------  --------------
       Total current assets               3,289          18,458
                                  --------------  --------------

Fixed assets:
   Development costs                     32,264               0
   Land                               1,722,379               0
                                  --------------  --------------
       Total fixed assets             1,754,643               0
                                  --------------  --------------

Other assets
   Prepaid expense                       49,500               0
   Escrow Deposits                      418,356               0
   Deferred tax asset, net of
     valuation allowance                      0               0
                                  --------------  --------------
                                        467,856               0
                                  --------------  --------------

     Total assets                 $   2,225,788   $      18,458
                                  ==============  ==============


               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                        March 31, 2000 and June 30, 1999
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                      March 31,       June 30,
                                        2000           1999
                                     Unaudited        Audited
                                  --------------  --------------

Current liabilities:

     Accounts payable             $     575,924   $     520,745
     Accrued taxes and assessments      587,517             900
     Accrued expenses                    11,147          35,431
     Accrued payroll                     73,633          73,633
     Accrued payroll - President        175,600         130,600
     Interest payable                    85,189          49,807
     Notes and loans payable            657,663         403,626
     Advances from President              5,950           5,950
                                  --------------  --------------

        Total current liabilities     2,172,623       1,214,742
                                  --------------  --------------

Long term liabilities
     Mortgage loan payable              147,864               0
                                  --------------  --------------

Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                               -               -

  Common stock($0.10 par value;
   40,000,000 shares authorized,
   6,432,765 and 4,343,837 shares
   issued and outstanding
   respectively)                        643,277         434,384

   Paid in capital                    4,167,904       2,612,827

   Retained earnings(deficit)        (4,905,880)     (4,243,495)
                                  --------------  --------------

     Total shareholders' (deficit)      (94,699)     (1,196,284)
                                  --------------  --------------

      Total liabilities and
        shareholders' deficit     $   2,225,788   $      18,458
                                  ==============  ==============


               The accompanying notes are an integral part of the
                        unaudited financial statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                        For the nine month periods ending
                             March 31, 2000 and 1999
                                   (Unaudited)


                                    Nine months ended March 31
                                  --------------  --------------

                                       2000            1999
                                  --------------  --------------

Revenue                           $           0   $           0
                                  --------------  --------------

Operating costs and
   expenses                       $     564,999   $     299,050

Other income (expenses)
   Interest (expense)                   (96,710)        (55,768)
                                  --------------  --------------

     (Loss) from operations       $    (661,709)  $    (354,818)

Provision for income taxes                 (675)           (675)
                                  --------------  --------------

Net (loss)                        $    (662,384)  $    (355,493)
                                  ==============  ==============

Loss per common share and
 common share equivalent          $       (0.11)  $       (0.09)
                                  ==============  ==============


               The accompanying notes are an integral part of the
                        unaudited financial statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                           For the three months ending
                             March 31, 2000 and 1999
                                    Unaudited


                                   Three months ending March 31
                                  ------------------------------
                                       2000            1999
                                  --------------  --------------

Revenue                           $           0               0
                                  --------------  --------------

Operating costs and
  expenses                               79,024         144,339

Other income (expenses)
  Interest (expense)                    (38,319)        (19,937)
                                  --------------  --------------

    (Loss) from operations        $    (117,343)  $    (164,276)

Provision for income taxes                 (225)           (225)
                                  --------------  --------------

Net (loss)                        $    (117,568)  $    (164,501)
                                  ==============  ==============

Loss per common share
 and common share
 equivalent                       $       (0.01)  $       (0.04)
                                  ==============  ==============


               The accompanying notes are an integral part of the
                        unaudited financial statements.

                                FOCAL CORPORATION

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
         Year Ended June 30, 1999 and Nine Months ended March 31, 2000
                                   (Unaudited)
                               -------------------

                              Common         Common          Paid-in        Retained         Total
                              Shares          Stock          Capital        Earnings
                          --------------  --------------  --------------  --------------  --------------
 Bal 6/30/98                  3,676,837   $     367,684   $   2,333,527   $  (3,796,517)  $  (1,095,306)


 Stock issued
 to officers in
 lieu of salary                 180,000          18,000          72,000               -          90,000

 Sale of stock                   25,000           2,500          22,500               -          25,000


 Stock issued for
 payment of accrued
 wages                          360,000          36,000         144,000               -         180,000

 Stock issued for
 services                         2,000             200             800               -           1,000

 Stock issued
 in lieu of bonus               100,000          10,000          40,000                          50,000

 Net loss                             -               -               -        (446,978)       (446,978)
                          --------------  --------------  --------------  --------------  --------------

 Bal: 6/30/99                 4,343,837   $     434,384   $   2,612,827   $  (4,243,495)  $  (1,196,284)

 Stock issued for
  for land acquisition          839,856          83,985         755,871                         839,856

 Stock issued for
 accounts payable                26,716           2,672          11,086                          13,758


 Stock issued
 to directors in lieu
 of bonus and fees              624,000          62,400         249,600               -         312,000

 Stock issued for               180,000          18,000         162,000                         180,000
 charitable contributions

 Stock issued for land
 purchase Escrow deposit        418,356          41,836         376,520                         418,356

 Net Loss                                                                      (662,385)       (662,385)

                          --------------  --------------  --------------  --------------  --------------
Bal:3/31/00                   6,432,765   $     643,277   $   4,167,904   $  (4,905,880)  $     (94,699)
                          ==============  ==============  ==============  ==============  ==============


               The accompanying notes are an integral part of the
                         unaudited financial statements.

                                FOCAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
                             March 31, 2000 and 1999
                                   (Unaudited)
                               -------------------
                                                             March 31,
                                                       2000            1999
                                                  --------------  --------------

Cash flows (used) in operating activities:
              Net (Loss)                          $    (662,385)  $    (355,493)
     Stock issued to President and
       Directors in lieu salary,
       Bonus and fees                                   260,700
     Stock issued for charitable                        180,000
       Contributions
     Amortization of prepaid expense                      1,800
                                                  --------------  --------------
                                                       (219,885)       (355,493)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
 Decrease (Increase) in accounts receivable                   0            (483)
  Decrease (Increase) in cash deposits                    9,276
    Increase (Decrease) in accounts                     117,452         (27,096)
      payable and accrued expenses
     (Increase) in development costs                    (32,264)
                                                  --------------  --------------
     Net cash provided by (used in)
      operating activities                             (125,421)       (383,072)

Cash flows provided by financing activities:
 Borrowing                                              121,911          37,300
 Sale of stock                                                0         346,000
                                                  --------------  --------------
  Net cash provided by financing activities             121,911         383,300
                                                  --------------  --------------
Cash flows (used) in investing activities
 Cash used for closing land acquisitions                 (2,383)
                                                  --------------  --------------

  Net increase (decrease) in cash                        (5,893)            228
                                                  --------------  --------------

Cash at beginning of period                               8,458             219
                                                  --------------  --------------
Cash at end of period                             $       2,565   $         447
                                                  ==============  ==============


               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

NON CASH INVESTING AND FINANCING TRANSACTIONS:

   Common stock issued to President and
     Directors in lieu of salary, bonus and fees                  $     260,700
   Common stock issued to Directors as advances                          51,300
   Common stock issued for charitable contribution                      180,000
   Common stock issued for land and escrow deposits                     839,858
   Notes issued for land acquired                                       292,078
   Taxes and assessments assumed on land                                167,992
   Common stock issued for accounts payable                              13,758
                                                                  --------------

                                                                  $   1,805,616
                                                                  ==============


               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                        For the three month periods ended
                             March 31, 2000 and 1999
                                   (Unaudited)

                                                             March 31,

                                                        2000           1999
                                                  --------------  --------------
Cash flows (used) in operating activities:
    Net (Loss)                                    $    (117,568)  $    (164,501)
    Stock issued to President in lieu
        of salary                                        90,000
    Amortization of prepaid expense                       1,800
                                                  --------------  --------------
                                                        (25,768)       (164,501)

Adjustments to reconcile net loss
  To net cash used in operating activities:
 Decrease (Increase) accounts receivable                      0            (483)
 Decrease (increase) in cash deposits                      (724)
 Increase (decrease in accounts payable
   and accrued expenses                                  50,265           1,595
 (Increase) in development costs                        (26,919)
                                                  --------------  --------------

    Net cash provided by (used in)
      Operating activities                               (3,146)       (166,579)

Cash flows provided by financing activities:
 Borrowing                                                3,838          25,200
 Sale of stock                                                          141,000
                                                  --------------  --------------
   Net cash provided by financing activities              3,838         166,200
                                                  --------------  --------------

  Net increase (decrease) in cash                           692            (379)

  Cash at beginning of period                             1,873             826
                                                  --------------  --------------

  Cash at end of period                           $       2,565   $         447
                                                  ==============  ==============


               The accompanying notes are an integral pert of the
                         unaudited financial statements.

                               FOCAL CORPORATION

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               -------------------

1.   Financial statements:
     ---------------------

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has had no operating income and is dependent upon funds from borrowing and private placements for funding its day to day cash requirements and will require additional borrowing to develop its properties. If the Company is not able to acquire financing, there is no assurance it will continue to operate.

2.   Income taxes:
     -------------

     The Company files Federal income and State franchise tax returns. Because of taxable loss carryforwards, the Company has not had a Federal tax liability. State franchise tax returns require a minimum tax which is accrued through the year.

3.   Loss per common share:
     ----------------------

     Loss per common and common equivalent share, assuming no dilution, is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Fully diluted per share data is not presented as the effect would not be dilutive.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------

     The Company's current plan of operations is to acquire real estate in the Western United States for development. The Company has acquired several tracts in Rosamond, California. Plans are to develop this into a recreational vehicle park with 525 recreational vehicle pads which may be either sold or rented, a fresh water lake with beaches and other recreational oriented facilities.
  At the current date, four additional parcels are in escrow. These properties were acquired by issuance of the Company's common stock and the assumption of debt. Management believes that development can be financed with loans secured by the land and by private equity investors. Management believes income generated will be sufficient to permit the Company to acquire additional properties. The Company is also in various stages of negotiation on other properties in California and Nevada. As the Company's finances improve, and as appropriate opportunities arise, the Company plans to acquire existing shopping centers and strategically located vacant land suitable for the development of shopping centers. The Company is also investigating the development of truck stops and other commercial buildings, such as motels and office buildings, at strategic locations along interstate highways and at the U.S. border with Mexico. The company anticipates that such options or contracts would be subject to negotiating pre-building leases with major retail tenants.

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

     The Company has a memorandum of understanding for the acquisition of a mining property in Nevada. The memorandum call for the seller to lease back and operate the property and pay a royalty to the Company based on production.

     The Company has had preliminary discussions on a possible merger or capital investment by a Real Estate Group. No conclusive agreement on terms or conditions have been reached.

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

Results of Operations
---------------------

     The Company had no revenue from operations during the nine months ended March 31, 2000 and 1999.

     The Company's expenses during the nine months ended March 31, 2000 and 1999 amounted to $662,384 and $355,493, respectively. Expenses increased by $306,891 (86%) This is due to acquisition investigation expense as the company seeks projects which would achieve its objectives and increased interest as the company has continued to require borrowing funds to continue operations. During the current fiscal year, the directors received a stock bonus for continuing service to the company, and the company made a charitable donation of its stock in the amount of $180,000. The net loss increased from the corresponding period of the prior year by $306,891 (86%) for the reason stated above.


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

     At March 31, 2000, the Company had total liabilities of $2,320,487,of which
(i)$355,633 represented accounts payable to officers and directors and their families (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments. (ii)$73,633 represents accrued payroll to a former officer. (iii)$147,864 represented a mortgage loans secured by land; (iv) $586,172 represented taxes and assessments on land;(v)$1,156,510 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (vi)$675 represented accrued income or franchise taxes. On that same date, the Company had cash of $2,565 and total assets of $2,225,788.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     On January 10, 2000 Project Design Consultants, a California Corporation, filed suit for payment of unpaid engineering fees on Gateway Plaza at the Calexico/Mexicali border in the amount of $58,375.58, the company anticipates the matter can be satisfactorily resolved.


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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     Form 8-K was filed on May 5, 2000 to report a change in independent auditors.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: May 12, 2000                     FOCAL CORPORATION



                                       By: /s/ Howard M. Palmer
                                           -------------------------------------
                                             Howard M. Palmer
                                             Chairman of the Board and President


                                       By: /s/ Gerald W. May
                                           -------------------------------------
                                             Gerald W. May, Treasurer and
                                             Principal Financial Officer