Form 10KSB
period 2000-06-30
FOCAL CORP
filed 2000-09-27
CIK 915461

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2000

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

         As of June 30, 2000 non-affiliates of the Company held 1,818,970 shares of the Company's only class of Common Stock, $0.10 par value per share. The Company's common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "FCLO".

         The number of shares outstanding of the registrant's Common Stock was 6,637,380 as of June 30, 2000.

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

     In March 1993, after several years of unprofitable operations, the Company's Board of Directors entered into negotiations to sell the Company's movie rights. As a result of a shareholders meeting held on May 17, 1993, and with the approval of the Company's shareholders, all of the Company's assets relating to movie production and distribution were sold to an independent marketing firm in exchange for $1,200,000 worth of restricted stock. Shortly thereafter, the shares of restricted stock were distributed to the shareholders of the Company, on a pro rata basis and without consideration, and the Company's Articles of Incorporation were amended to change the name of the Company to Focal Corporation. In addition such amendment to the Company's Articles of Incorporation effected a one-for-ten reverse stock split of the Company's Common Stock, changed the par value of the Company's Common Stock to $0.10 per share, and established a new class of undesignated preferred stock.

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

     In June of 1999, the Company entered into four different escrows for the purchase of seven parcels of developable land in Rosamond, California. The escrows on the seven parcels closed in September and October of 1999. The purchase price for the four parcels totaled $1,657,659 and consisted of (i) 775,019 shares of the Company's Common Stock valued (for escrow purposes) at $775,019, (ii) the assumption of various debts and liens totaling $730,066,
(iii) a note payable in the amount of $144,214, and (iv) cash in the amount of $8,360. The largest of the parcels is 80 acres, on which the Company plans to develop a modern recreational vehicle park. The Company intends to construct approximately 525 recreational vehicle pads surrounding a fresh water lake, various beaches and other recreation-oriented facilities. The Company has been notified that a forced sale of certain of the parcels may occur to pay delinquent property taxes. Foreclosure has also been initiated with respect to the Rosamond parcels due to delinquent utility bond assessments.

     In June 1999, the Company entered into escrow for the purchase of approximately 48 acres of undeveloped land in Rosamond, California. The purchase price consists of (i) 395,244 shares of the Company's Common Stock valued (for escrow purposes only) at $395,244, and (ii) cash in the amount of $6,000. The purchase of the additional land has not yet closed.

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

     The Company is in various stages of negotiation to acquire properties in Las Vegas, Nevada (one shopping center), Lancaster, California (one shopping center), Calexico, California (developable land), San Diego, California (developable land), Victorville, California (developable land) and Barstow, California (developable land). Each of the shopping centers is anchored by a major national retailer (such as Target) on a long-term lease, and range in size from 100,000 square feet to 150,000 square feet. The unimproved parcels are zoned for commercial use, and the Company has received preliminary indications of interest from major national retailers to be the anchor tenants. The parcels range in size from 10 to 50 acres.

     As of June 30, 2000, the Company employed one person on a full time basis and five part-time hourly employees. The Company also contracts with several individuals as independent contractors for various services periodically required by the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company occupies a small office in Anaheim, California provided by Palmer Development Company, an affiliate of the Company's President, on a month to month basis. The Company presently pays no rent. Management of the Company considers the office space to be adequate to meet the current demands of the Company's business; however, the Company is currently looking at larger office space in Orange County, California, which will accommodate a small property management and administrative staff.

     In the opinion of the Company's Management, all of the Company's properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

     On January 10, 2000, a consultant used by the Company filed suit for payment of unpaid engineering fees in the amount of approximately $60,000. In July, 2000, a court granted summary judgment in favor of the plaintiff. As of June 30, 2000, the Company has accrued a liability of approximately $60,000 related to this matter.


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

     As of June 30, 2000, there were 6,637,380 shares of the Company's Common Stock issued and outstanding, held of record by 470 shareholders.

     The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

     TransferOnline.com, a corporation doing business in Portland, Oregon, serves as transfer agent for the Common Stock of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

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

     The Company's investment objective in developing a recreational vehicle park is to achieve long-term capital appreciation through increased cash flow and value of the developed property. The Company will seek to accomplish its investment objective through (i) state-of-the-art developments, improvements and renovations which generally increase the popularity and public appeal of the recreational vehicle park, (ii) strategic marketing and advertising efforts promoting high rates of occupancy of the recreational vehicle pads, and (iii) promotional events designed to foster long-term occupancies and frequent use of the recreational vehicle park.

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

RESULTS OF OPERATIONS

     The Company had no revenue from operations during the fiscal years ended June 30, 2000 and 1999.

     The Company's expenses during the fiscal years ended June 30, 2000 and 1999 amounted to $719,768 and $456,644, respectively. Expenses increased by $263,124 primarily as a result of new project developments and additional fees paid to independent contractors.

     The Company had a net loss of $719,768 for the year ended June 30, 2000, and a net loss of $446,978 for the year ended June 30, 1999. Because there was no revenue generated during those periods, these losses generally represent the Company's operating expenses plus income tax, offset in 1999 by a gain from certain forgiveness of indebtedness income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity over the past two years has been materially and adversely affected by continuing operating losses. The Company has experienced total net losses of $1,166,746 for the two years ended June 30, 2000. The Company currently has no operations and is dependent on private debt and equity financing to fund its day to day cash requirements. Accordingly, the independent auditors' reports covering the Company's financial statements are modified as to the Company's ability to continue as a going concern.

     During the year ended June 30, 2000, the Company raised approximately $172,000 through the sale of convertible notes payable. Certain of the Company's convertible notes matured prior to June 30, 2000 and are in default. Substantially all of the remaining convertible notes payable are in default due to delinquent interest payments.

     The Company has issued approximately eighty convertible promissory notes to various holders in exchange for cash. Some or all of the convertible promissory notes may have been inadvertently issued in violation of federal and/or state securities laws. The Company and its counsel are currently investigating whether the issuance of any such convertible promissory notes occurred in violation of law. If any of the convertible promissory notes are found to have been issued in violation of applicable securities laws, the holders of those notes will have the ability to force the Company to rescind the underlying transactions.

     At June 30, 2000, the Company had total liabilities of $2,453,907, of which $164,727 represented expense reimbursements and loans payable to officers and directors and their families (all of whom have agreed to defer payment until such time as the Company is financially able to pay such payments).

     The Company currently does not have sufficient capital resources or sources of liquidity through operations to finance its planned operations during the next twelve months, including the development of the recreational vehicle park in Rosamond, California. The Company intends to obtain the necessary funds to support its planned operations during the next twelve months partly from mortgage lenders and partly from private equity investors. However, there can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's planned operations and financial condition. Nonetheless, the Company has identified certain individuals expressing interest in providing equity investments for the planned development of the recreational vehicle park; based on such expressed interest, the Company believes it will be able to obtain adequate financing of its planned operations during the next twelve months.

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

     The Company's future operating results could be impacted by factors such as a slower growth rate in the market, increased competition, fluctuations in the market value of the Company's Common Stock and Convertible Preferred Stock or adverse changes in general economic conditions in the region of the United States in which the Company does business.

     Management believes that financing from mortgage lenders and private equity investors will generate sufficient working capital to complete the initial development stages of the recreational vehicle park in Rosamond, California. Management expects such financing to adequately fund planned improvements sufficient to enable the Company to open the recreational vehicle park, to begin operations there and to generate positive cash flows. The Company expects to use such cash flows and future working capital financing to fund expansion and continued development of the recreational vehicle park. The Company has identified certain individuals expressing interest in providing equity investments for the planned development of the recreational vehicle park, and based on such expressed interest, the Company believes it will be able to obtain adequate financing of its planned recreational vehicle park operations during the next twelve months. However, there can be no assurance that sufficient or acceptable financing will be available to the Company during either its initial or subsequent stages of development of the recreational vehicle park. The inability to obtain any such financing could have a material adverse effect on the Company's planned operations and financial condition.

     Management also believes that future debt and equity investments will generate sufficient working capital to conduct the business of the Company during the period that the Company negotiates for and closes the acquisition of a shopping center which meets the Company's investment criteria, which include among other things, the ability to generate positive cash flows. Management believes such cash flows will provide the liquidity and capital resources necessary to conduct the business of the Company relating to its operations of a shopping center. Management of the Company believes that any cash flows resulting from the initial operations of an acquired shopping center will be sufficient to support such operations over the next twelve months. However, there can be no assurance that sufficient or acceptable financing will be available to the Company during the period that the Company negotiates for and closes the acquisition of its first shopping center. The inability to obtain such financing could have a material adverse effect on the Company's intended shopping center operations and its financial condition.

     Although the Company currently intends to acquire shopping centers and finance the development of its planned recreational vehicle park in exchange for shares of the Company's Common Stock or Convertible Preferred Stock, if the Board of Directors determines that additional or other funding is required to acquire the shopping centers or to develop the recreational vehicle park, the Company may attempt to raise such funds through equity offerings, debt financing or retention of cash flow, or a combination of these methods. If the Board of Directors determines to raise equity capital, it has the authority, without shareholder approval, to issue shares of Common Stock and/or Convertible Preferred Stock in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a shareholder's investment in the Company. Indebtedness incurred by the Company may be in the form of bank borrowings, purchase money obligations to the sellers of properties, secured and unsecured, and publicly and privately placed debt instruments. Such indebtedness may be recourse to all of the properties of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new properties.

     The Company currently intends to adhere to a policy of limiting the incurrence of debt so that the Company's ratio of total debt to total equity on its portfolio of shopping center and other properties does not exceed 70%. The Company may from time to time modify its debt policy in light of then current economic conditions, relative costs of debt and equity capital, the market value of acquired properties, general conditions in the market for debt and equity securities, fluctuations in the market value of the Company's Common Stock and Convertible Preferred Stock, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease the total debt to total equity ratio beyond the limits described above.

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

YEAR 2000 COMPLIANCE

     The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology ("IT") and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. As of June 30, 2000, the Y2K issue has not posed significant operational problems for the Company's internal computer systems. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. The Company presently believes that henceforth, the Y2K problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position or results of operations in any given year. However, actual results could differ materially from the Company's expectations due to unanticipated technology difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in a material financial risk to the Company.

     ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-30.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         (a) Previous Principal Independent Accountant.

         (i) The previous principal Independent Accountant was Caldwell, Becker, Dervin, Petrick & Co., L.L.P. The previous accountant was dismissed on May 2, 2000.

         (ii) The audit report issued by Caldwell, Becker, Dervin, Petrick, & Co., L.L.P. included elsewhere herein was unqualified and modified as to the ability of the Company to continue as a going concern.

         (iii) The decision to change accountants was recommended by the Company President and approved by the board of directors. The President believed and the board concurred that it would be more advantageous to have an accounting firm closer to the Company's offices in Orange County. The previous Independent accountant was appoximately a two hour drive from the Company's office.

         (iv) There were no disagreements with Caldwell, Becker, Dervin, Petrick, & Co., L.L.P. on any matter of accounting principles or practices, financial statment disclosure, or auditing scope or procedure.

         (v) Caldwell, Becker, Dervin, Petrick, & Co., L.L.P. did not advise the registrant of any reportable events as defined in Regulation S-B, Item 304(a)(1)(iv)(B).

(b) New Principal Independent Accountant.

         On May 2, 2000, Squar, Milner, Reehl & Williamson, LLP was engaged by the registrant as its new principal independent accountant to audit its financial statements.


                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors*, executive officers and significant personnel of the Company and their ages are as follows:

         Name                         Age                   Position
         ----                         ---                   --------

     Howard M. Palmer                 67             Chairman of the Board,
                                                     President and Director

     Leroy Hardy                      62             Vice President and Director

     Gerald W. May                    61             Treasurer and Director

     Richard C. Shinn                 67             Secretary

     ---------------
     * The Company's Board of Directors have been operating with two vacancies and will continue to do so until suitable candidates can be identified and agree to join the Board.

         HOWARD M. PALMER has been Chairman of the Board, President and a director of the Company since 1993. Before that time, Mr. Palmer was the owner of Palmer Development Company, a real estate development and investment firm in Anaheim, California, for the preceding five years. Mr. Palmer has over 25 years of experience developing neighborhood and discount shopping centers throughout the Western United States. Mr. Palmer is a licensed real estate broker in California and a graduate of the University of Southern California.

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

         GERALD W. MAY has been a director of the Company since 1993 and has been the Treasurer of the Company since 1996. Mr. May has been an independent accountant since 1977 and is a graduate of Creighton University, with a B.S. in business administration.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 2000 and thereafter, or any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the Company's Common Stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 2000 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

     ITEM 10. EXECUTIVE COMPENSATION.

         Effective for fiscal years ended 1998 through 2002, Howard Palmer entered into an employment agreement with the Company, pursuant to which Mr. Palmer is entitled to base cash compensation of $180,000 per year, an increase from his base cash compensation of $120,000 for fiscal year ending 1997. In September 1997 Mr. Palmer agreed to accept 240,000 shares of Common Stock and 240,000 warrants to purchase Common Stock in lieu of his cash compensation for 1997. In the latter half of calendar year 1998, Mr. Palmer agreed to accept 360,000 shares of Common Stock and 360,000 warrants to purchase Common Stock in lieu of his cash compensation for 1998. In January 1999 Mr. Palmer agreed to accept 180,000 shares of Common Stock and 180,000 warrants to purchase Common Stock in lieu of his cash compensation for the first half of fiscal year ended June 30, 1999. In February 2000 Mr. Palmer agreed to accept 180,000 shares of Common Stock and 180,000 warrants to purchase Common Stock in lieu of his cash compensation for the latter half of fiscal year ended June 30, 1999. In May 2000 Mr. Palmer agreed to accept 360,000 shares of Common Stock and 360,000 warrants to purchase Common Stock in satisfaction of his cash compensation for the year ended June 30, 2000. The Company also maintains a reimbursement policy whereby executive officers are reimbursed for actual expenses incurred in connection with the management of the Company and its business. Services rendered by Mr. Palmer for the year ended June 30, 2000, have been valued at $90,000, equating to $.25 per common share received in lieu of cash compensation. Related warrants were considered to have insignificant value.

         For services performed for the Company during fiscal years ended June 30, 2000 and 1999, the Company issued 148,000 shares of Common Stock to each of Howard Palmer, Leroy Hardy and Gerald May. Of the 148,000 shares of Common Stock awarded to each of these persons, 100,000 shares were issued as a bonus and 48,000 shares were issued for certain director fees which had been accrued from the year ended June 30, 1999.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of June 30, 2000, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

                                        Amount and Nature
    Name and Address                 of Beneficial Ownership       Percent of
of Beneficial Owner(1)(2)                of Common Stock         Common Stock(3)
-------------------------                ---------------         ---------------

     Howard M. Palmer(4)                     3,941,844                 34.2

     Julia Murray(5)                           800,000                  6.9
     3484 Nightflower Lane
     Las Vegas, Nevada 89121

     Protective Land Investment Corporation    957,965                  8.3
     6770 Springpark Avenue #107
     Los Angeles, CA 90056

     Robert and Lynda Cullen(6)                551,584                  4.8
     1050 N. Anaheim Blvd.
     Anaheim, California  92801

     Richard C. Shinn(7)                       400,000                  3.5

     Estate of James T. Hays(8)                392,018                  3.4

     Leroy Hardy(9)                            228,783                  2.0

     Gerald W. May(10)                         247,783                  2.2

     All Directors and Officers              4,818,410                 41.8
     as a Group (4 persons)

     ------------------

     (1)   The address of each officer and director and of the Estate of James
           T. Hays is c/o Focal Corporation, 1415 W. North St., #302, Anaheim, California 92801.
     (2) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.
     (3) All percentages have been calculated to include warrants and convertible securities which are immediately exercisable or convertible into shares of Common Stock by the particular shareholder.
     (4) Mr. Palmer is the President and Chairman of the Board of Directors of the Company. Includes 454,644 shares which Mr. Palmer owns of record. Also includes (i) 260,000 shares held by Francis and William H. Platts, Mr. Palmer's sister and brother-in-law; (ii) 200,000 shares held by Kenneth and Helen Palmer, Mr. Palmer's son and daughter-in-law; (iv) 200,000 shares held by Jim and Barbara Palmer, Mr. Palmer's son and daughter-in-law; (v) 200,000 shares held by Patti Joe Palmer, Mr. Palmer's daughter; (vi) 200,000 shares held by Joanne and Philip Quon, Mr. Palmer's daughter and son-in-law; (vii) 200,000 shares held by William H. Platts, Jr., Mr. Palmer's nephew;
           (viii) 200 shares held by Kenneth F. Palmer, Jr., Mr. Palmers grandchild; (ix) 130,000 convertible notes held by Richard and Witta Baughn, Mr. Palmer's deceased wife's nephew and his wife; (x) 74,000 convertible notes held by Frances and William H. Platts, Mr. Palmer's sister and brother-in-law; (xi) 20,000 convertible notes held by Kenneth Palmer, Mr. Palmer's son; and (xii) warrants to purchase 1,283,000 shares, held by Mr. Palmer.

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

         On September 20, 1999, Howard Palmer was issued 148,000 shares of Common Stock, 100,000 shares of which were issued to Mr. Palmer as an annual bonus for services performed during the fiscal year ended 2000, and 48,000 shares of which were issued to Mr. Palmer in lieu of paying accrued director's fees owed to Mr. Palmer from the fiscal year ended 1999.

         On September 20, 1999, Leroy Hardy was issued 149,000 shares of Common Stock, 100,000 shares of which were issued to Mr. Hardy as an annual bonus for services performed during the fiscal year ended 2000, 48,000 shares of which were issued to Mr. Hardy in lieu of paying accrued director's fees owed to Mr. Hardy from fiscal year ended 1999, and 1,000 shares of which were issued to Mr. Hardy in lieu of paying $500 of accrued business expenses owed to Mr. Hardy.

         On September 20, 1999, Gerald May was issued 168,000 shares of Common Stock, 100,000 shares of which were issued to Mr. May as an annual bonus for services performed during the fiscal year ended 2000, 48,000 shares of which were issued to Mr. May in lieu of paying accrued director's fees owed to Mr. May from fiscal year ended 1999, and 20,000 shares of which were issued to Mr. May in lieu of paying $10,000 from fiscal year ended 1999 of accrued business expenses owed to Mr. May.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: September 27, 2000               FOCAL CORPORATION



                                       By: /s/ Howard M. Palmer
                                           -------------------------------------
                                             Howard M. Palmer
                                             Chairman of the Board and President


                                       By: /s/ Gerald W. May
                                           -------------------------------------
                                             Gerald W. May, Treasurer and
                                             Principal Financial Officer

--------------------------------------------------------------------------------




                                FOCAL CORPORATION

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                          INDEX TO FINANCIAL STATEMENTS








Independent Auditors' Report ..................................... F-1

Balance Sheet .................................................... F-2

Statement of Operations .......................................... F-3

Statement of Shareholders' Deficit ............................... F-4

Statement of Cash Flows .......................................... F-5

Notes to Financial Statements .................................... F-6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Focal Corporation

We have audited the accompanying balance sheet of Focal Corporation (the "Company") as of June 30, 2000, and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focal Corporation as of June 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Squar, Milner, Reehl & Williamson, LLP

September 20, 2000
Newport Beach, California


---------------------------------------------------------------------------------------

                                FOCAL CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2000

---------------------------------------------------------------------------------------


                                     ASSETS
CURRENT ASSETS
    Cash                                                                   $       752
    Prepaid expenses and other current assets                                    1,000
                                                                           ------------
                                                                                 1,752
                                                                           ------------

LAND HELD FOR DEVELOPMENT                                                      815,001
                                                                           ------------

                                                                           $   816,753
                                                                           ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                               $   836,820
    Accrued property taxes and utility assessments                             658,628
    Accrued interest payable                                                   112,282
    Convertible notes payable                                                  534,107
    Note payable and advances from related parties                              19,992
    Other notes payable and debt                                               292,078
                                                                           ------------
                                                                             2,453,907

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
    Preferred stock, no par value; 100,000,000 shares
      authorized; no shares issued and outstanding;
      liquidation preference of $1.00 per share                                      -
    Common stock; $.10 par value; 40,000,000
      shares authorized; 6,637,380 shares issued and
      outstanding                                                              663,738
    Additional paid-in capital                                               2,662,371
    Accumulated deficit                                                     (4,963,263)
                                                                           ------------
                                                                            (1,637,154)
                                                                           ------------

                                                                           $   816,753
                                                                           ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                             STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

REVENUES                                                        $             -

PAYROLL AND RELATED EXPENSES                                            165,000

INTEREST EXPENSE                                                        146,847

LOSS ON IMPAIRMENT OF LAND                                              167,356

OTHER OPERATING EXPENSES                                                240,565
                                                                    ------------

LOSS BEFORE INCOME TAXES                                               (719,768)

INCOME TAXES
   Deferred income tax benefit                                          287,000
   Less valuation allowance                                            (287,000)
                                                                    ------------

NET LOSS                                                            $  (719,768)
                                                                    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                             $     (0.13)
                                                                    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                         5,632,715
                                                                    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------------

                                FOCAL CORPORATION
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                        FOR THE YEAR ENDED JUNE 30, 2000

-----------------------------------------------------------------------------------------------------------

                                         Common Stock           Additional                       Total
                                  ----------------------------    Paid-In      Accumulated   Shareholders'
                                    Shares         Amount         Capital       (Deficit)      (Deficit)
                                  ------------  -------------- -------------- -------------- --------------

BALANCE - JUNE 30, 1999            4,343,837    $   434,384    $ 2,612,827    $ (4,243,495)  $ (1,196,284)

Shares issued to purchase land       775,022         77,502        (77,502)              -              -

Shares issued for deposit in
escrow                               395,244         39,524        (39,524)              -              -

Shares issued for broker fees         87,946          8,795         (8,795)              -              -

Shares issued upon conversion of
  notes payable                       24,000          2,400          9,600               -         12,000

Shares issued for payment of
accrued liabilities, compensation,
and director fees                    829,916         82,992        183,200               -        266,192

Shares issued for other services       1,415            141            565               -            706

Shares issued for charitable
  contribution                       180,000         18,000        (18,000)              -              -

Net loss                                   -              -              -        (719,768)      (719,768)
                                  ------------  -------------- -------------- -------------- --------------

BALANCE -JUNE 30, 2000             6,637,380    $   663,738    $ 2,662,371    $ (4,963,263)  $ (1,637,154)
                                  ============  ============== ============== ============== ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                            STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000

--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss                                                              $(719,768)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Salaries and expenses paid by issuance of stock                     212,024
    Loss on impairment of land                                          167,356
    Increase in interest payable                                         56,337
    Increase in accounts payable and accrued expenses                    69,561
    Increase in property taxes and utility assessments                   58,224
    Decrease in refundable deposits                                       9,000
                                                                      ----------
NET CASH (USED IN) OPERATING ACTIVITIES                                (147,266)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capitalized land development costs                                  (35,001)
                                                                      ----------
NET CASH (USED IN) INVESTING ACTIVITIES                                 (35,001)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                             172,061
    Advances from related parties                                         2,500
                                                                      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               174,561

NET DECREASE IN CASH                                                     (7,706)

CASH - beginning of year                                                  8,458
                                                                      ----------

CASH - end of year                                                    $     752
                                                                      ==========


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash paid during the year for interest                                $  34,137
                                                                      ==========

Non-cash transactions:
Common stock issued in connection with conversion of notes
   payable to common stock                                            $  12,000
                                                                      ==========
Assumption of debt in connection with the acquisition of land
   held for development                                               $ 873,000
                                                                      ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Focal Corporation (the "Company") was incorporated in Utah in 1980 and engages in the acquisition and development of commercial real estate. During the year ended June 30, 2000, the Company acquired approximately 120 acres of undeveloped land in Rosamond, California (the "Rosamond Property"), a community in the Mohave desert approximately 100 miles northeast of Los Angeles. The Rosamond Property was acquired with the issuance of common stock and the assumption of liens and other encumbrances secured by such property (see Note 2). The Company has obtained a feasibility study on the Rosamond Property and intends, among other things, to develop a recreational vehicle park.

The Company was previously considered a development stage enterprise under Statement of Financial Accounting Standards No. 7, DEVELOPMENT STAGE ENTERPRISES. With the acquisition of the Rosamond Property, the Company began operations in the acquisition and development of commercial real estate and ceased to be a development stage enterprise during the year ended June 30, 2000. Net losses incurred as a development stage company approximated $2.5 million.

The Company's common stock trades on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "FCLO."


INTRODUCTION TO THE SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment losses approximating $167,000 were recorded upon the purchase of the Rosamond Property (see Note 2).

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES

Using the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income (see Note 4).

USE OF ESTIMATES

Management uses estimates and assumptions in preparing the Company's financial statements in accordance with GAAP. Such estimates and assumptions affect the reported amounts of certain assets and liabilities, disclosures relating to any contingent assets and liabilities, and the reported amounts of certain expenses. Actual results could vary from the estimates used to prepare the accompanying financial statements in the near term.

STOCK-BASED COMPENSATION AND OTHER EXPENSES

Common stock and other equity instruments issued to any recipient for compensation or other services rendered are accounted for using the fair value method. Such method is based on the estimated fair value of (a) the services received or (b) the equity instrument issued, whichever is more reliably measurable. The estimated fair value of the warrants described in Note 3 ("Convertible Notes Payable") and Note 5 ("Employment Contract with President") are not material to the accompanying financial statements.

CONVERTIBLE NOTES PAYABLE

When the conversion feature is included in notes payable at the time of their original issuance, no gain or loss is recognized when such notes are converted into common stock.

LOSS PER SHARE

In accordance with SFAS No. 128, EARNINGS PER SHARE, basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the convertible notes payable described in Note 3 are antidilutive. Therefore, such notes do not impact

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE (CONTINUED)

the weighted average number of common shares outstanding reported in the accompanying statement of operations.

LAND DEVELOPMENT COSTS

Costs that directly relate to land development projects are capitalized. Costs are allocated to project components by the specific identification method whenever possible. Otherwise, acquisition costs are allocated based on their relative fair value before development; costs incurred during development are allocated based on their relative sales value. Interest costs are capitalized while development is in progress.

Under GAAP, the carrying value of land held for development may not exceed estimated fair value. Thus, the capitalization of costs described in the preceding paragraph is limited accordingly. The Company did not capitalize any interest costs during the year ended June 30, 2000.

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------


2. LAND HELD FOR DEVELOPMENT

During September and October 1999, the Company acquired the Rosamond Property with (1) the issuance of approximately 775,000 shares of common stock; (2) the issuance of an unsecured note payable to the seller; and (3) the assumption of certain liens and other encumbrances (including delinquent property taxes and utility bond assessments) totaling approximately $600,000. The Company gave no significant cash consideration. Based on independent valuations, the Company recorded the purchase at estimated fair value which resulted in an immediate impairment charge of approximately $167,000.

The Kern County Treasurer-Tax Collector has issued a Final Notice of Impending Tax Collector's Power to Sell on certain parcels of the Rosamond Property indicating that a forced sale to pay delinquent property taxes may occur. Additionally, the Rosamond Community Services District (the agency responsible for administering utility bond assessments) has notified the Company that foreclosure action on the Rosamond Property has been or will be initiated due to delinquent utility bond assessments.


3. NOTES PAYABLE AND OTHER DEBT

GENERAL

During the year ended June 30, 2000, the Company issued several unsecured notes payable in exchange for cash with an option to convert such notes into common stock. The Company also issued a note payable to the seller of the Rosamond Property as part of the purchase consideration. In connection with such purchase, the Company took title to the Rosamond Property subject to an existing lien on such real estate. A summary of the Company's notes payable and other debt follows.

CONVERTIBLE NOTES PAYABLE

At June 30, 2000, the Company is obligated under certain convertible notes payable totaling $534,107. Such notes require monthly payments of interest only at the rate of 12% per annum and mature at various dates through June 12, 2001. Approximately $377,000 of these notes payable matured prior to June 30, 2000 and are in default. Substantially all of the remaining notes payable are in default due to delinquent interest payments.

The notes payable are convertible into Company common stock at the note holder's option prior to maturity at the rate of one share for each $.50 of principal amount. Upon conversion, such stock is issued with warrants to purchase an equal number of shares of Company common stock over a three-year period at graduated prices as follows: (a) within year one at $1 per share; (b) between years one and two at $2 per share; and (c)

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------

3. NOTES PAYABLE AND OTHER DEBT (CONTINUED)

CONVERTIBLE NOTES PAYABLE (CONTINUED)

thereafter at $3 per share. If not exercised, such warrants expire three years after issuance.

During the year ended June 30, 2000, certain note holders exercised their option to convert their notes (aggregating $12,000 in principal) to Company common stock in accordance with the above terms. Accordingly, the Company issued 24,000 shares of common stock and an equal amount of warrants to purchase 24,000 shares of Company common stock to such note holders.

See the "Other Matters" section of Note 5 for additional information.

NOTE PAYABLE ISSUED TO SELLER OF ROSAMOND PROPERTY

In connection with acquiring the Rosamond Property, the Company issued the seller of such property a note payable in the amount of $144,214 as partial consideration for the purchase (see Note 2). Such note payable is unsecured, matures in September 2004, bears interest at 8% per annum, and requires quarterly interest payments. At June 30, 2000, this note payable was in default due to delinquent interest payments.

DEBT SECURED BY ROSAMOND PROPERTY

The Company purchased the Rosamond Property (see Note 2) subject to a $147,864 debt (including $47,864 of unpaid interest) secured by a deed of trust on the Rosamond Property. Such debt is evidenced by a note payable (the "Note") signed by the seller of the Rosamond Property. The Note matured in 1996, bears interest at 13% per annum, and is in default. The Company has not assumed such note payable as of September 20, 2000.

NOTE PAYABLE AND ADVANCES FROM RELATED PARTIES

At June 30, 2000, the Company is obligated under an unsecured $10,000 note payable to a relative of one of the Company's officers bearing interest at 12% per annum. The note matured in June 1996 and is convertible into Company common stock and warrants under the terms discussed above in "Convertible Notes Payable." Additionally at June 30, 2000, the Company owes related parties non-interest bearing advances of approximately $10,000 due on demand. Related parties advanced the Company $2,500 during the year ended June 30, 2000.

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------

4. INCOME TAXES

The components of the deferred tax benefit are as follows for the year ended June 30, 2000:


             Federal                                $      157,000
             State                                          46,000
                                                   ------------------
                                                    $      203,000
                                                   ==================

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax return bases of assets and liabilities. Deferred taxes and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes on these accounts are expected to be paid or recovered. Accordingly, the current period tax provision can be affected by the enactment of new tax rates and other tax legislation.

At June 30, 2000, the Company had a deferred tax asset of approximately $1,160,000. The deferred tax asset results from ordinary loss carryforwards available to reduce future taxable income. The only significant temporary differnce for the year ended June 30, 2000 was approximately $167,000 for an impairment loss on land. Since there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against the deferred tax asset. The valuation allowance increased $203,000 from June 30, 1999 to June 30, 2000. At June 30, 2000, the Company had federal tax net operating loss carryforwards ("NOLs") of approximately $3.7 million. Such NOLs expire from the years ending June 30, 2001 through 2020.

The income tax benefit for the year ended June 30, 2000 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of common stock issued for services of approximately $212,000 and state income taxes at a rate of approximately 9%.


5. COMMITMENTS AND CONTINGENCIES

COMMITMENT TO PURCHASE LAND

During June 1999, the Company opened escrow to purchase approximately 48 acres of undeveloped land in Rosamond, California. In connection therewith, the Company has issued and deposited into escrow 395,244 shares of its common stock. As of September 20, 2000, such escrow had not closed.

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT CONTRACT WITH PRESIDENT

The Company has entered into an employment contract with its president that provides for a monthly salary of $15,000 and annual vacation pay. The contract expires June 30, 2002. The president has waived his rights to all vacation pay earned for the three years ended June 30, 2000. Due to lack of funds, the salary has been satisfied with the issuance of common stock. During the year ended June 30, 2000, the Company (a) issued 508,000 shares of common stock (consisting of 460,000 shares as salary and bonuses for the year ended June 30, 2000 and 48,000 shares for previously accrued director fees) and (b) recorded an expense of $90,000 as the estimated fair value of the services rendered by its president for the year ended June 30, 2000. Such stock issuance includes 360,000 shares which carry an equal number of warrants to purchase common stock at prices ranging from $1 to $3 per share, and expire in May 2003. The Company president has accepted the 360,000 shares of common stock and related warrants described above in full satisfaction of his salary for the year ended June 30, 2000. As of June 30, 2000, accrued salary owed to the Company's president approximated $131,000.

During the year ended June 30, 2000, the Company also issued 180,000 warrants to its president relating to services rendered in the preceding year.

NEVADA MINING PROPERTY

The Company has a memorandum of understanding for the acquisition of a mining property in Nevada. The memorandum calls for the seller to lease back and operate the property and pay a royalty to the Company based on production. Management is no longer pursuing this potential acquisition.

LITIGATION

The Company is a defendant in certain litigation related to the non-payment of a contract for consulting services. The Company's counsel has indicated that the Company has no defense and a court granted summary judgment in favor of the plaintiff on July 14, 2000. Accordingly, the Company has accrued a liability of approximately $60,000 related to this matter.

COMMON STOCK HELD BY THE COMPANY

At June 30, 2000, the Company held a certificate for 800,000 shares of its common stock issued in 1996 in the name of a potential investor. These shares will be released when and if such investor agrees to invest a specified amount of cash in exchange for such

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------


5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMON STOCK HELD BY THE COMPANY (CONTINUED)

shares. Due to the uncertainty associated with this incomplete transaction, such shares have not been reflected in the accompanying financial statements.

OTHER MATTERS

The Company has issued approximately eighty convertible promissory notes to various holders in exchange for cash. Some or all of the convertible promissory notes may have been inadvertently issued in violation of federal and/or state securities laws. The Company and its counsel are currently investigating whether the issuance of any such convertible promissory notes occurred in violation of law. If any of the convertible promissory notes are found to have been issued in violation of applicable securities laws, the holders of those notes will have the ability to force the Company to rescind the underlying transactions.


LEASES

The Company occupies a small office in Anaheim, California provided by Palmer Development Company, an affiliate of the Company's President, on a month to month basis. The Company presently pays no rent.

6. RELATED PARTY TRANSACTIONS

ISSUANCE OF COMMON STOCK TO OFFICERS AND DIRECTORS

During the year ended June 30, 2000, the Company issued 825,000 shares of common stock to certain officers and directors for compensation, other services, and accrued expenses, including the 508,000 shares issued to the Company's president described above. The Company recorded an expense for the year ended June 30, 2000 of approximately $170,000 based on the estimated fair value of the services rendered in connection with the issuance of such shares (including the $90,000 under the employment contract with the Company's president discussed in Note 5).

ADVANCES FROM COMPANY PRESIDENT AND PAYABLES

At June 30, 2000, the Company owed its president approximately $6,000 for non-interest bearing advances made in prior years and approximately $164,000 for accrued expenses and loans payable to officers and directors and their families.

7. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses approximating $720,000 and $447,000 for the years ended June 30, 2000 and 1999, respectively. At June 30, 2000, current liabilities exceed current assets by approximately $2,450,000. The Company is dependent upon funds from investors and/or lenders to finance its cash requirements. Management plans to refinance the Rosamond Property to provide cash flow for operations and preliminary development of the Rosamond Property. There can be no assurance, however, that the Company will be successful in such refinancing activity. The Company is also dependent upon certain creditors and tax/utility bond assessment authorities not foreclosing on the Rosamond Property. As discussed in Note 2, the Rosamond Community Services District has notified the Company that foreclosure action on the Rosamond Property has been or will be initiated due to

--------------------------------------------------------------------------------

                                FOCAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

--------------------------------------------------------------------------------

7. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

delinquent utility bond assessments. The effect of the foregoing matters raises substantial doubt about the ability of the Company to continue as a going concern.

8. ISSUANCE OF COMMON STOCK AND WARRANTS

COMMON STOCK ISSUED FOR CHARITABLE CONTRIBUTION

During the year ended June 30, 2000, the Company issued 180,000 shares of common stock to Charitable Hands, Inc. as a charitable contribution.

WARRANTS

At June 30, 2000, the Company had approximately 2,790,000 warrants outstanding to purchase an equal number of common shares of the Company at prices ranging from $1 to $3 per share. During the year ended June 30, 2000, the Company issued 564,000 warrants in connection with the employment contract with its president (see Note 5) and the conversion of notes payable (see Note 3). The warrants expire at various dates through June 2003. No warrants were exercised during the year ended June 30, 2000.

9. EFFECT OF ADJUSTMENTS ON PRIOR QUARTERLY RESULTS (Unaudited)

An adjustment related to the impairment of land held for development recorded during the fourth quarter of the year ended June 30, 2000 had a material impact on the unaudited results of operations for the quarter ended September 30, 1999 as follows:

                               As Previously Reported            As Revised
                               ----------------------           -----------
                               Net Loss    Loss/Share       Net Loss  Loss/Share
                               --------    ----------       --------  ----------

Quarter ended
  September 30, 1999           $254,548        $ .05        $421,548     $ .08


10. SERIES A PREFERRED STOCK

The Company's preferred stock is non-voting and does not have any dividend rights; its liquidation preference applies to both voluntary and involuntary dissolutions and liquidations. Each share of preferred stock is convertible into one share of common stock as follows:

     By the stockholder: At any time after one year from the date of issuance By the Company: At any time after the common stock's market price exceeds
          $4.99 per share for twenty consecutive trading days.

The conversion ratio described above is subject to adjustment based on various defined events including stock splits, stock dividends, mergers/reorganizations, and the sale of all (or substantially all) of the Company's assets.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999








                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

     Independent Auditors' Report                                           F-16

     Balance Sheet as of June 30, 1999                                      F-17

     Statements of Operations
      For the Years Ended June 30, 1999 and 1998                            F-18

     Statement of Operations
      From Inception of Development Stage to June 30, 1999                  F-19

     Statements of Shareholders' Equity (Deficit)
      From Inception of Development Stage to June 30, 1999                  F-20

     Statements of Cash Flows
      For the Years Ended June 30, 1999 and 1998                            F-23

     Statement of Cash Flows
      From Inception of Development Stage to June 30, 1999                  F-24

     Notes to Financial Statements                                          F-25

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