Form 10QSB
period 2000-09-30
FOCAL CORP
filed 2000-11-13
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended September 30, 2000


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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 6,718,380 on September 30, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introduction

The financial statements included herein have been prepared by Focal Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Because of a recent change in independent accountants, the financial statement review had not been completed by the filing deadline. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 2000, contained in the Company's Form 10-KSB filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented.

                                FOCAL CORPORATION

                                  BALANCE SHEET
                       September 30, 2000 and June 30, 2000
                             -----------------------

                                     ASSETS

                                September 30,        June 30,
                                     2000              2000
                                  Unaudited           Audited
                                  ----------        ----------


Current assets:

   Cash                           $        0        $    752
   Cash Deposits                         280           1,000
                                  ----------        ----------
       Total current assets              280           1,752
                                  ----------        ----------

Fixed assets:
   Development costs                  62,001          35,001
   Land                              780,000         780,000
                                  ----------        ----------
       Total fixed assets            842,001         815,001
                                  ----------        ----------


     Total assets                 $  842,281         $816,753
                                  ==========        ==========



               The accompanying notes are an integral part of the
                         unaudited financial statements

                                      FOCAL CORPORATION

                                  BALANCE SHEET
                      September 30, 2000 and June 30, 2000
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                      September 30,          June 30,
                                         2000                 2000
                                      Unaudited             Audited
                                      ------------        ------------

Current liabilities:

     Bank overdraft                   $     1,134         $         0
     Accounts payable                     716,131             632,587
     Accrued taxes and assessments        681,052             658,628
     Accrued wages due officers
       and directors                      249,233             204,233
     Interest payable                     125,962             112,282
     Notes and loans payable              839,128             846,177
                                      ------------        ------------

        Total current liabilities       2,612,640           2,453,907
                                      ------------        ------------



Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                              -                   -

  Common stock($0.10 par value;
   40,000,000 shares authorized,
   6,718,380 and 6,637,380 shares
   issued and outstanding
   respectively)                          671,838             663,738

   Paid in capital                      2,694,771           2,662,371

   Retained earnings(deficit)          (5,136,968)         (4,963,263)
                                      ------------        ------------

     Total shareholders' (deficit)     (1,770,359)         (1,637,154)
                                      ------------        ------------

      Total liabilities and share-
        holders' deficit              $   842,281         $   816,753
                                      ============        ============


               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                             STATEMENT OF OPERATIONS
                       For the three month periods ending
                           September 30, 2000 and 1999
                                   (Unaudited)

                                  Three months ended September 30
                                   ----------------------------
                                      2000                 1999
                                  ------------         ------------

Revenue                           $         0          $         0
                                  ------------         ------------

Operating costs and
   expenses                       $   134,334          $    57,288

Other income (expenses)
   Interest (expense)                 (39,146)             (17,270)
                                  ------------         ------------

     (Loss) from operations         ($173,480)           ($ 74,558)

Provision for income taxes               (225)                (225)
                                  ------------         ------------

Net (loss)                          ($173,705)           ($ 74,783)
                                  ============         ============

Loss per common share
 and common share
 equivalent                            ($0.03)              ($0.02)
                                  ============         ============




               The accompanying notes are an integral part of the
                         unaudited financial statements


                                    FOCAL CORPORATION

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) Year Ended
                  June 30, 2000 and Three Months ended September 30, 2000
                                        (Unaudited)
                                       -------------

        Bb                   Common        Common       Paid-in      Retained        Total
                             Shares        Stock        Capital      Earnings
                          -----------   -----------   -----------   ------------   -----------
 Bal: 6/30/99              4,343,837      $434,384    $2,612,827    ($4,243,495)  ($1,196,284)

 Stock issued for
  for land acquisition       862,968        86,297       (86,297)                         -

 Stock issued for
 conversion of
 notes payable                24,000         2,400         9,600                       12,000


 Stock issued for payment
 of accrued liabilities,
 salaries, and directors
 fees                        829,916        82,992       183,200                      266,192

 Stock issued for other
 services                      1,415           141           565                          706

 Stock issued for
 charitable contributions    180,000        18,000       (18,000)                           -

 Stock issued for land
 purchase Escrow deposit     395,244        39,524       (39,524)                           -

 Net Loss                                                              (719,768)     (719,768)


                          -----------   -----------   -----------  -------------  -----------
Bal:6/30/00                6,637,380      $663,738    $2,662,371    ($4,963,263)  ($1,637,154)

 Stock issued for
  conversion of
  notes payable               81,000         8,100        32,400                       40,500


  Net loss                                                             (173,705)     (173,705)
                          -----------   -----------   ------------  ------------  -----------


Bal:9/30/00                6,718,380      $671,838    $2,694,771    ($5,136,968)  ($1,770,359)
                          ===========   ===========   ===========   ===========    ===========



          The accompanying notes are an integral part of the unaudited financial statements.

                                FOCAL CORPORATION


                             STATEMENT OF CASH FLOWS
                        For the three month periods ended
                           September 30, 2000 and 1999
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                             September 30,
                                                          2000           1999
                                                     ------------   ------------

Cash flows (used) in operating activities:

     Net (Loss)                                        ($173,705)     ($254,548)
     Stock issued to President and
       Directors in lieu salary,
       bonus and fees                                                   170,700
                                                     ------------   ------------
                                                        (173,705)      ( 83,848)

Adjustments to reconcile net loss
  to net cash used in operating activities:
    Decrease (Increase) in cash deposits                     720         10,000
    Increase (Decrease) in accounts
      payable and accrued expenses                       164,648         42,736
    (Increase) in development costs                      (27,000)             0
                                                     ------------   ------------

     Net cash provided by (used in)
      operating activities                               (35,337)       (31,112)

Cash flows provided by financing activities:
    Borrowing                                             33,451         25,000

                                                     ------------   ------------

      Net increase (decrease) in cash                     (1,886)        (6,112)
                                                     ------------   ------------

Cash at beginning of period                                  752          8,458
                                                     ------------   ------------

Cash (overdraft) at end of period                    $    (1,134)   $     2,346
                                                     ============   ============




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

2.   Significant accounting policies:

     Costs that relate to land development projects are capitalized. Costs are allocated to project components by the specific identification method whenever possible. Interest costs are capitalized while development is in progress.

3.   Income taxes:
     -------------
     The Company files Federal income and State franchise tax returns. Because of taxable loss carryforwards, the Company has not had a Federal tax liability. State franchise tax returns require a minimum tax which is accrued through the year.

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------

     The Company's current plan of operations is to acquire real estate in the Western United States for development. The Company has acquired several tracts in Rosamond, California. Plans are to develop the largest parcel, which is 80 acres into a recreational vehicle park with 525 recreational vehicle pads which may be either sold or rented, a fresh water lake with beaches and other recreational oriented facilities.
  At the current date, four additional parcels are in escrow. These properties are acquired by issuance of the Company's common stock and the assumption of debt. Management believes that development can be financed with loans secured by the land and by private equity investors. Management believes income generated will be sufficient to permit the Company to acquire additional properties. The Company is also in various stages of negotiation on other properties in California and Nevada. As the Company's finances improve, and as appropriate opportunities arise, the Company plans to acquire existing shopping centers and strategically located vacant land suitable for the development of shopping centers. The Company is also investigating the development of truck stops and other commercial buildings, such as motels and office buildings, at strategic locations along interstate highways and at the U.S. border with Mexico. The company anticipates that such options or contracts would be subject to negotiating pre-building leases with major retail tenants.


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

Results of Operations
---------------------

     The Company had no revenue from operations during the three months ended September 30, 2000 and 1999.

     The Company's expenses during the three months ended September 30, 2000 and 1999 amounted to $173,705 and $74,783, respectively. Expenses increased by $98,922 (133%). This is due to project development costs as the company seeks projects which would achieve its objectives and increased interest as the company has continued to require borrowing funds to continue operations. Because there was no revenue during either period, the operating expenses also represent the losses of each period.



Liquidity and Capital Resources
-------------------------------

     The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements. The Company intends to use the land at Rosamond as security for mortgage loans to develop the property or a portion of the property may be sold to obtain funds. The Company has been notified that a forced sale of certain parcels may occur to pay delinquent property taxes. Foreclosure has also been initiated due to delinquent utility bond assessments. Although the company believes it will be able to obtain sufficient funds, there can be no assurance that sufficient financing will be available. The inability to obtain such financing could have a material and adverse effect on the Company's operations.

     At September 30, 2000 the Company had total liabilities of $2,612,640,of which (i)$1,134 represented a bank overdraft. (ii)$197,247 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments.
(iii)$73,633 represents accrued payroll to a former officer. (iv)$147,864 represented a mortgage loans secured by land; (v) $680,827 represented taxes and assessments on land;(vi)$1,511,710 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (vii)$225 represented accrued taxes. On that same date, the Company no cash and total assets of $842,201.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------


     On January 10, 2000 Project Design Consultants, a California Corporation, filed suit for payment of unpaid engineering fees on Gateway Plaza at the Calexico/Mexicali border. Judgment in the amount of approximately $60,000 has been entered by the court in favor of the plaintiff.


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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     A form 8-K was filed on November 2, 2000 to report a change in independent auditors.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: November 10, 2000                       FOCAL CORPORATION



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