Form 10QSB
period 2000-12-31
FOCAL CORP
filed 2001-02-13
CIK 915461

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended December 31, 2000


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

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes__X_  No_____

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 7,209,763 on February 12, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introduction

The financial statements included herein have been prepared by Focal Corporation ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). These statements have been provided to the independent accountants, but because of time constraints, the financial statement review had not been completed by the filing deadline. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended June 30, 2000, contained in the Company's Form 10-KSB filed with the Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented.

The statement of operations, statement of shareholders equity (deficit), and statement of cash flows for the comparable period of December 31, 1999 have been restated to reflect changes made at the fiscal year end which recorded an expense for impairment of land value and reduced certain expenses and deposits which had been paid in common stock of the company.

                                FOCAL CORPORATION

                                  BALANCE SHEET
                        December 31, 2000 and June 30, 2000
                             -----------------------

                                     ASSETS


                                                 December 31,         June 30,
                                                     2000               2000
                                                  Unaudited            Audited
                                                  ----------         ----------
Current assets:

   Cash                                           $   79,125         $      752
   Cash Deposits                                       2,700              1,000
                                                  -----------        -----------
       Total current assets                           81,825              1,752
                                                  -----------        -----------

Fixed assets:
   Development costs                                  96,144             35,001
   Land                                              782,900            780,000
                                                  -----------        -----------
       Total fixed assets                            879,044            815,001
                                                  -----------        -----------

Other assets
   Prepaid expenses                                   39,707                  0
                                                  -----------        -----------

     Total assets                                 $1,000,576         $  816,753
                                                  ===========        ===========


               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                                  BALANCE SHEET
                       December 31, 2000 and June 30, 2000
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)



                                                 December 30,          June 30,
                                                   2000                 2000
                                                 Unaudited             Audited
                                                ------------        ------------
Current liabilities:

     Accounts payable                           $   652,516         $   632,587
     Accrued taxes and assessments                  688,552             658,628
     Accrued wages due officers
       and directors                                294,233             204,233
     Interest payable                               132,844             112,282
     Notes and loans payable                        849,263             846,177
                                                ------------        ------------

        Total current liabilities                 2,617,408           2,453,907
                                                ------------        ------------

Long term liabilities
    Mortgage payable                                178,750                   0
                                                ------------        ------------

Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                                        -                   -

  Common stock($0.10 par value;
   40,000,000 shares authorized,
   6,768,563 and 6,637,380 shares
   issued and outstanding
   respectively)                                    676,856             663,738

   Paid in capital                                2,724,935           2,662,371

   Retained earnings(deficit)                    (5,197,373)         (4,963,263)
                                                ------------        ------------

     Total shareholders' (deficit)               (1,795,582)         (1,637,154)
                                                ------------        ------------

      Total liabilities and share-
        holders' deficit                        $ 1,000,576         $   816,753
                                                ============        ============


               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                             STATEMENT OF OPERATIONS
                        For the six month periods ending
                           December 31, 2000 and 1999
                                   (Unaudited)

                                              Six months ended December 31
                                             -------------------------------
                                                 2000               1999
                                             ------------       ------------
Revenue
   Gain on sale of property                  $    81,948        $         0
                                             ------------       ------------

Operating costs and
   expenses                                  $   238,891        $   140,975

   Interest expense                               76,717             58,391

   Loss on impairment of land                          0            167,356
                                             ------------       ------------
   Total expenses                                315,608            366,722
                                             ------------       ------------

     (Loss) from operations                    ( 233,660)         ( 366,722)

Provision for income taxes                          (450)              (450)
                                             ------------       ------------

Net (loss)                                     ($234,110)         ($367,172)
                                             ============       ============

Loss per common share
 and common share
 equivalent                                       ($0.03)            ($0.07)
                                             ============       ============


               The accompanying notes are an integral part of the
                         unaudited financial statements


                                          FOCAL CORPORATION

                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Year Ended June 30, 2000 and Six Months ended December 31, 2000
                                             (Unaudited)
                                            -------------

                             Common        Common       Paid-in      Retained
                             Shares        Stock        Capital      Earnings         Total
                          -----------   -----------   -----------   ------------   -----------
 Bal: 6/30/99              4,343,837      $434,384    $2,612,827    ($4,243,495)  ($1,196,284)

 Stock issued for
 for land acquisition        862,968        86,297       (86,297)                         -

 Stock issued for
 conversion of
 notes payable                24,000         2,400         9,600                       12,000

 Stock issued for payment
 of accrued liabilities,
 salaries, and directors
 fees                        829,916        82,992       183,200                      266,192

 Stock issued for other
 services                      1,415           141           565                          706

 Stock issued for
 charitable contributions    180,000        18,000       (18,000)                          -


 Stock issued for land
 purchase Escrow deposit     395,244        39,524       (39,524)                          -

 Net Loss                                                              (719,768)     (719,768)

                          -----------   -----------   -----------  -------------  -----------
Bal:6/30/00                6,637,380    $  663,738    $2,662,371    ($4,963,263)  ($1,637,154)

 Stock issued for
 conversion of
 notes payable               111,000        11,100        44,400                       55,500

 Stock issued for
 accounts payable             20,183         2,018        18,164                       20,182

 Net loss                                                              (234,110)     (234,110)
                          -----------   -----------   ------------  ------------  -----------

Bal:9/30/00                6,768,563    $  676,856    $2,724,935    ($5,197,373)  ($1,795,582)
                          ===========   ===========   ===========   ===========    ===========

                    The accompanying notes are an integral part of the unaudited financial statements.

                                FOCAL CORPORATION


                             STATEMENT OF CASH FLOWS
                         For the six month periods ended
                           December 31, 2000 and 1999
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                            December 31,
                                                        2000            1999
                                                                     (Restated)
                                                     ------------   ------------

Cash flows (used) in operating activities:

     Net (Loss)                                        ($237,379)     ($367,172)
     Stock issued to President and
       Directors in lieu salary,
       bonus and fees                                                     6,600
     Impairment of land                                                 167,356
                                                     ------------   ------------
                                                        (237,379)      (193,216)

Adjustments to reconcile net loss
  to net cash used in operating activities:
    Decrease (Increase) in cash deposits                  (1,700)         3,000
    Increase (Decrease) in accounts
      payable and accrued expenses                       183,867         65,558
    (Increase) in land and development costs             (64,043)             0
    (Increase) in prepaid expenses                       (39,707)             0
                                                     ------------   ------------
      Net cash provided by (used in)
      operating activities                              (158,962)      (124,658)

Cash flows provided by financing activities:
    Borrowing                                            237,335        118,073
                                                     ------------   ------------

      Net increase (decrease) in cash                     78,373         (6,585)

Cash at beginning of period                                  752          8,458
                                                     ------------   ------------

Cash at end of period                                $    79,125    $     1,873
                                                     ============   ============
NON CASH INVESTING AND FINANCING TRANSACTIONS:
 Common stock issued to Directors in lieu of fees                         6,600
 Common stock issued for land                                           815,001
 Notes issued for land acquired                                         292,078
 Taxes and assessments assumed on land                                  167,922
 Common stock issued for accounts payable                 20,182         12,958
 Common stock issued for conversion of notes              55,500
                                                     ------------   ------------
                                                    $     75,682   $  1,294,559
                                                    ============   =============


               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------

1.   Financial statements:
     --------------------

     The financial statements have been prepared assuming the Company will continue as a going concern. The only income the Company has received is from the sale of a property. The Company is dependent upon funds from borrowing and private placements for funding its day to day cash requirements. Additional borrowing will be required to develop the company's properties. If the Company is not able to acquire financing, there is no assurance it will continue to operate.

2.   Significant accounting policies:
     --------------------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------

     The Company's current plan of operations is to acquire real estate in the Western United States for development. The Company's investment objective in considering each potential acquisition is to achieve long term capital appreciation through increased cash flow and increased value of the acquired property.

     The Company has acquired several tracts in Rosamond, California. Plans are to develop the largest parcel, which is 80 acres into a recreational vehicle park with 525 recreational vehicle pads which may be either sold or rented, a 14 acre fresh water lake with beaches and other recreational oriented facilities. The Company has begun engineering and architectural work on this project. The plans are to be submitted to the County for approval which is anticipated to be in February, 2001. Water testing has been completed and it has been determined that there is a large underground fresh water, spring fed lake, which tested 99.94% pure. This water is believed to be adequate to meet the needs of the development including filling the lake.

     On another tract, the Company has submitted a tract map to the County for a 177 lot residential development. Engineering work is being completed on 95 of these lots. The Company plans to joint venture or sell to a home builder the development when the infrastructure is completed. Management believes that the development can be financed with loans secured by the land and by private equity investors. A prospective institutional lender has given preliminary approval for a loan of $2,100,000 for this project.

     At the current date, three additional parcels are in escrow. These properties are to be acquired by issuance of the Company's common stock and the assumption of debt.

     The Company also has a preliminary agreement with the City of Barstow, California for the acquisition, development and disposition of an 18 hole golf course and auxiliary features on 214 acres. The agreement must be ratified by the City Council. The Company anticipates that it will acquire an additional 300 acres on the I-15 Freeway in this area. Development which is compatible with the golf course is planned.

     The Company is also in various stages of negotiation on other properties in California and Nevada. As the Company's finances permit, and as appropriate opportunities arise, the Company plans to acquire existing shopping centers and strategically located vacant land suitable for the development of shopping centers, residential or commercial development. The Company is investigating the development of truck stops and other commercial buildings, such as motels and office buildings, at strategic locations along interstate highways and at the U.S. border with Mexico. The company anticipates that such options or contracts would be subject to negotiating pre-building leases with major retail tenants. The Company may purchase or lease properties for long-term investment or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company. It is anticipated that each such acquisition will be separately negotiated based on the owner's equity or tax base in the subject property.

     In order to raise capital needed for operations and planned developments, the Company sold one lot at Rosamond for $112,000 and pledged other property for two loans totaling $178,750. The Company plans to file a form SB-2 with the Securities and Exchange Commission for a $10,000,000 offering of common stock.

     The Company has not previously developed any recreational vehicle parks. However, the Company president has over 25 years of experience in the development, ownership, and management of real estate. The Company also plans to use experienced consultants to locate, analyze, and develop properties. The Company will not build homes, but will either enter into a joint venture agreement with an experienced home builder or sell the development to a home builder after streets and utilities are in place.

     The Company intends to acquire properties through the exchange of its stock when possible. Properties may be acquired through stock, the assumption of debt or borrowing or a combinations of theses items. The Company intends to adhere to a policy of limiting the incurrence of debt so that the Company's ratio of total debt to total equity on its portfolio of properties does not exceed 70%. The Company may from time to time modify its debt policy in light of then current economic conditions, relative costs of debt and equity capital, the market value of acquired properties, general conditions in the market for debt and equity securities, fluctuations in the fair market value of the Company's Common Stock and Convertible Preferred Stock, changes in income tax regulations, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease the total debt to total equity ratio beyond the limits described above.

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

Results of Operations
---------------------

     The only revenue during the six months ended December 31, 2000 was from the sale of a lot for $112,000.00. This resulted in a gain of $78,954. There was no revenue received in the six months ended December 31, 1999.

     The Company's expenses during the six months ended December 31 2000 and 1999 amounted to $316,058 and $367,172,(as restated) respectively. Expenses decreased by $51,114 (14%). In the six month period ending December 31, 1999, a loss on land impairment of $167,356 was recognized in the restated loss. During the current period, legal and accounting fees of $59,748 were incurred. The accounting fees of Squar Milner, the previous accountants are in dispute, but have been expensed in full for these statements. Interest expense has increased $18,326 (31%) as the Company has borrowed additional funds for continuing operations and project acquisitions. Taxes on properties acquired are accrued during the year.

     The net loss for the six months ended December 31, 2000 and 1999 amounted to $234,110 and $367,172 (as restated) respectively, a reduction of $133,062 (36%) because of the sale of the lot and expenses as discussed above.


Liquidity and Capital Resources
-------------------------------

     The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company is delinquent in property taxes and Water District Bonds. Foreclosure on the properties could occur to satisfy delinquent taxes and bond assessments. Official notice of foreclosure has not been received. The company believes that it now has sufficient funds available to prevent foreclosure. Additional financing will be required to complete projects which have been started, and such financing must include a sufficient amount to pay these delinquencies. While management believes such financing will be obtained, there is no assurance that it will be. The inability to obtain such financing could have a material and adverse effect on the Company's operations.

     At December 31, 2000 the Company had total liabilities of $2,796,158,of which (i)$245,647 represented accounts payable to officers and directors (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments. (ii)$73,633 represents accrued payroll to a former officer. (iii)$326,614 represented a mortgage loans secured by land; (iv) $688,102 represented taxes and assessments on land;(v)$1,461,712 represented loans, accrued interest and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations), and (vi)$450 represented accrued state income or franchise taxes. On that same date, the Company cash of $79,125 and total assets of $1,000,576.

     Management believes that proceeds from additional borrowing will generate sufficient working capital to conduct the business of the Company during the period that the Company develops the land at Rosamond, California and other properties that are in various stages of negotiation. Once the property is developed, a positive cash flow will be realized which will provide the liquidity and capital resources necessary to conduct the business of the Company.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     On January 10, 2000, a consultant filed suit for payment of unpaid engineering fees. Judgment in the amount of approximately $60,000 has been entered by the court in favor of the plaintiff. The Company has accrued a liability for this amount.


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

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: February 13, 2001                  FOCAL CORPORATION



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