Form 10QSB
period 2001-03-31
FOCAL CORP
filed 2001-05-21
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                        For the period ended March 31, 2001


     [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934
                            For the transition period

                  from __________________to____________________

                           Commission File No. 0-22968


                                FOCAL CORPORATION
                                -----------------
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

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [ ]

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 8,351,688 on April 27, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
                                                                            Page
                                                                            ----

         Balance sheet                                                       3

         Statement of operations                                             5

         Statement of shareholders' equity                                   7

         Statement of cash flows                                             8

         Notes to financial statements                                      10

         Managements discussion and analysis                                12

                                FOCAL CORPORATION

                                  BALANCE SHEET
                                  March 31, 2001
                                    Unaudited
                                    ---------


                                     ASSETS

Current assets:

   Cash                                                             $     4,343
   Cash Deposits                                                          9,444
   Accounts receivable                                                    1,657
                                                                    ------------
       Total current assets                                              15,444
                                                                    ------------

Fixed assets:
   Furniture and fixtures                                                 1,042
   Less: accumulated depreciation                                           (12)
   Development costs                                                    181,877
   Land                                                                 784,700
                                                                    ------------
       Total fixed assets                                               967,607
                                                                    ------------

Other assets
   Prepaid expense                                                       32,758
                                                                    ------------

Total assets                                                        $ 1,015,809
                                                                    ============

               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                                  BALANCE SHEET
                                 March 31, 2001
                                    Unaudited
                                    ---------


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Accounts payable                                               $ 1,338,789
     Accrued taxes and assessments                                      725,511
     Accrued payroll                                                     73,633
     Accrued payroll - President                                         45,000
     Accounts payable to officers                                        27,764
     Interest payable                                                   147,906
     Notes and loans payable                                            845,678
                                                                    ------------

        Total current liabilities                                     3,204,281
                                                                    ------------

Long term liabilities
     Mortgage loan payable                                              178,750
                                                                    ------------

Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                                                               -

  Common stock($0.10 par value;
   40,000,000 shares authorized,
   7,194,169 shares
   issued and outstanding
                                                                        719,417

   Paid in capital                                                    2,903,474

   Retained earnings(deficit)                                        (5,990,113)
                                                                    ------------
     Total shareholders' (deficit)                                   (2,367,222)
                                                                    ------------

      Total liabilities and share-
        holders' deficit                                            $ 1,015,809
                                                                    ============

               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                            STATEMENTS OF OPERATIONS
                        For the nine month periods ending
                             March 31, 2001 and 2000
                                    Unaudited
                                    ---------


                                                   Nine months ended March 31
                                                 -------------------------------
                                                     2001               2000
                                                 ------------       ------------

Revenue
   Gain on sale of property                      $    85,000        $         0
                                                 ------------       ------------

Operating expenses:

   Interest expense                                  122,874             96,710

   Outside services                                  604,566             15,594

   Loss on impairment of land                              0            194,275

   Other                                             383,735            203,506
                                                 ------------       ------------
                                                   1,111,175            510,085


     (Loss) from operations                       (1,026,175)       ($  510,085)

Provision for income taxes                              (675)              (675)
                                                 ------------       ------------

Net (loss)                                       $(1,026,850)       $  (510,760)
                                                 ============       ============


Basic loss per common share                      $     (0.15)       $     (0.09)
                                                 ============       ============

               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                            STATEMENTS OF OPERATIONS
                           For the three months ending
                             March 31, 2001 and 2000
                                    Unaudited
                                    ---------


                                                    Three months ending March 31
                                                    ----------------------------
                                                       2001              2000
                                                    ----------        ----------

Revenue
 Gain on sale of property                           $   3,052                 0
                                                    ----------        ----------


Operating expenses

  Interest expense                                     46,157            38,319

  Outside services                                    586,779             7,554

  Loss on impairment of land                                0                 0

  Other                                               162,631            71,470
                                                    ----------        ----------
                                                      795,567           117,343


    (Loss) from operations                           (792,515)         (117,343)

Provision for income taxes                                225               225
                                                    ----------        ----------

Net (loss)                                          $(792,740)        $(117,568)
                                                    ==========        ==========


Basic loss per common share                         $   (0.27)        $   (0.01)
                                                    ==========        ==========

               The accompanying notes are an integral part of the
                         unaudited financial statements.

                                          FOCAL CORPORATION

                             STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   Nine Months ended March 31, 2001
                                              Unaudited
                                              ---------

                                Common         Common        Paid-in        Retained        Total
                                Shares         Stock         Capital        Earnings
                             ------------   ------------   ------------   ------------   ------------
  Bal: 6/30/00                 6,637,380    $   663,738    $ 2,662,371    $(4,963,263)   $(1,637,154)

  Stock issued for
  conversion of
  notes payable                  112,000         11,200         44,800              -         56,000

 Stock issued
  for accounts payable            20,183          2,018         18,164              -         20,182

 Stock issued to president
  in lieu of salary              441,200         44,120        176,480              -        220,600

 Stock cancelled for land
  purchase escrow deposit        (16,594)        (1,659)         1,659              -              -

 Net Loss                              -              -              -     (1,026,850)    (1,026,850)

                             ------------   ------------   ------------   ------------   ------------
Bal:3/31/01                    7,194,169    $   719,417    $ 2,903,474    $(5,990,113)   $(2,367,222)
                             ============   ============   ============   ============   ============

                          The accompanying notes are an integral part of the
                                   unaudited financial statements.

                                                  7.

                                FOCAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                        For the nine month periods ended
                             March 31, 2001 and 2000
                                    Unaudited
                                    ---------


                                                              March 31,
                                                         2001           2000
                                                     ------------   ------------

Cash flows provided (used) in operating activities:
  Net (Loss)                                         $(1,026,850)   $  (510,760)
  Adjustments to reconcile net (loss) to
  the net cash provided (used) by
  operating activities:
  Depreciation and amortization of prepaid
   expense                                                10,689              0
  Loss on impairment of land                                   0        167,356
  Stock issued in lieu of salary and expense             135,000         96,000
  (Increase) in accounts receivable                       (1,657)             0
  (Increase) Decrease, in deposits                        (8,444)         9,276
   Increase in accounts payable and accrued expenses     843,838        117,452
                                                     ------------   ------------
     Net cash (used) by Operating Activities             (47,424)      (120,076)
                                                     ------------   ------------

  Cash flows (used) by Investing Activities
   Furniture & equipment acquired                         (1,042)             0
   Development costs and land acquired                  (151,576)        (7,728)
                                                     ------------   ------------
     Net cash (used) by Investing activities            (151,576)        (7,728)
                                                     ------------   ------------

Cash flows provided by financing activities:
 Increase in payable to officer                            6,867              0
 Increase in notes payable                                61,451        121,911
 Additional borrowings on loans payable                  135,315              0
                                                     ------------   ------------
  Net cash provided by financing activities              203,633        121,911
                                                     ------------   ------------

  Net increase (decrease) in cash                          3,591         (5,893)
                                                     ------------   ------------

Cash at beginning of period                                  752          8,458
                                                     ------------   ------------
Cash at end of period                                $     4,343    $     2,565
                                                     ============   ============

               The accompanying notes are an integral part of the
                            unaudited financial statements

                              FOCAL CORPORATION

                           STATEMENTS OF CASH FLOWS
                                 (Continued)


NON CASH INVESTING AND FINANCING TRANSACTIONS:

                                                              March 31,
                                                         2001           2000
                                                     ------------   ------------

Issuance of common stock for conversion
 of notes and accounts payable                       $    76,182    $    12,000
Assumption of debt on land acquired                            0        460,070
Issuance of common stock for conversion
 of officers salary                                       85,600              0
                                                     ------------   ------------

                                                     $   161,782    $   472,070
                                                     ============   ============

               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------


1.       Basis of presentation:
         ----------------------

         The condensed interim financial statements included herein have been prepared by Focal Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods may not be indicative of annual results.

2.       Financial statements:
         ---------------------

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

         The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from possible inability of the Company to continue as a going concern.

3.       Loss per common share:
         ----------------------

         The Company has a simple capital structure and there were changes under the SFAS 128 methodology to the previously reported earnings (loss) per share amounts for any of the fiscal years. Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 6,846,000 (rounded) in March, 2001 and 5,675,000(rounded) in March, 2000.

         Primary loss per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Fully diluted per share data is not presented as the effect would be anti dilutive.

4.       Use of estimates:
         -----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.       Income taxes:
         -------------

         As of March 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $3,700,000 which for tax purposes can be used to offset future income taxes. The carryforwards expire from 2001 through 2020. The Company has provided an allowance for the entire amount of the deferred asset applicable to the NOL. 10.

6.       Loans payable:
         --------------

         The Company refinanced two parcels of land for a total of $178,750. The loans are secured by the property and are payable at $2,197 per month, interest only at 14.75% per annum, due in full on January 4, 2004.

7.       Effects of significant adjustment on prior quarterly results:
         -------------------------------------------------------------

         An adjustment related to the impairment of land held for development recorded during the fourth quarter of the year ended June 30, 2000 had a material impact on the unaudited results of operations for the quarter ended March 31, 2000 as follows:

                            As Previously Reported             As Restated
                            ----------------------             -----------
                             Net Loss   Loss/Share         Net Loss Loss/Share
         Quarter ended
         March 31, 1999      (662,384)    ($.11)           (510,760)    ($.09)

8.       Reclassifications:
         ------------------

         Certain prior year balances have been reclassified to conform to the current year's presentation.

9.       Subsequent events:
         ------------------

         Subsequent to these statements, the Company has reached an agreement with an investment group for the sale of common stock of the Company so the investment group will own 51% of the fully diluted outstanding shares of the Company. An initial payment of $10,000 was received and a note for $300,000 will be given to the Company at closing.

         It has been discovered that a fraudulent loan of $200,000 has been placed on one of the Company's properties. Management believes that a title policy will cover the loss.

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

The Company has acquired several tracts in Rosamond, California. Plans are to develop the largest parcel, which is 80 acres into a recreational vehicle park with 525 recreational vehicle pads which may be either sold or rented, a fresh water lake with beaches and other recreational oriented facilities. Engineering and architectural work has begun, but has been temporarily suspended until additional funds are available. Water testing has been completed and it has been determined that there is a large underground fresh water, spring fed lake which tested 99.94% pure. The water is believed to be adequate to meet the needs of the development including the lake.

On another tract, the company has an approved tentative tract map for a 177 lot residential Development. Engineering work on this project has also been temporarily suspended until funds are available for completion. The Company has escrow instructions for a $600,000 loan for completion of this work. A prospective institutional lender has given preliminary approval for a loan of $2,100,000 for the needed infrastructure when the engineering is completed. Plans are to joint venture or sell to a home builder the development when the infrastructure is completed.

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

In order to raise capital needed for operations, the company sold one lot at Rosamond for $112,000 and pledged other property for two loans totaling $178,750. The Company also has begun work on a form SB-2 to be filed with the Securities and Exchange Commission for a stock offering of $10,000,000.

The Company has an agreement for the sale of its common stock to an investment group so that the investment group will own 51% of the outstanding stock. (See subsequent event under other information.) The investment group intends to build 500 megawatt electric generating stations on Indian Reservations powered by natural gas. Construction of the first of two plants to be started in 2001 is anticipated to begin in mid summer. The Company will be the prime developer of the program. Additional plants of 49.5 megawatts are also planned.

Currently, the Company does not own or manage any shopping centers or truck stops, and has not previously developed any recreational vehicle parks or power plants.

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

Results of Operations
---------------------

The only revenue received during the nine months ended March 31, 2001 was from the sale of a lot for $112,000. This resulted in a gain of $85,000, including a refund of closing costs received in the current quarter. There was no revenue received in the nine months ended March 31, 2000.

During the current quarter, two real estate developers who worked without compensation during the past three years were granted a total of 1,150,000 shares for their services. Each share carries a warrant to purchase an additional share for $1 to $3 per share over a three year period. The shares are valued at $.50 per share. The shares were issued subsequent to the date of these statements. The liability is included in accounts payables.

The Company's expenses during the nine months ended March 31, 2001 and 2000 amounted to $1,111,850 and $510,760, respectively. Expenses increased by $601,090 (118%). This is due to granting of shares to developers as discussed in the above paragraph. Additional expenses were incurred for legal and accounting services. Fees for the annual audit, a portion of which is in dispute, were greater than the prior year. The entire amount has been accrued. Legal fees have been incurred for a possible SB-2 registration. Real estate taxes have been incurred on property acquired in the previous year. Interest expense has increased as the Company has continued to borrow funds for operations and has accrued interest on debt assumed on property acquired in the previous year. During the corresponding period of the prior year, a loss on impairment of land was recognized in the statements as restated.

The net loss increased from the corresponding period of the prior year by $516,090 (101%) for the reasons stated above.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements. The Company intends to use the funds to be received from the investment group (See subsequent event under other information)to reduce its accounts payable and complete engineering work on the Rosamond property. Although the company believes it will be able to obtain sufficient funds, there can be no assurance that sufficient financing will be available. The inability to obtain such financing could have a material and adverse effect on the Company's operations.

At March 31, 2001, the Company had total liabilities of $3,383,031,of which
(i)$575,000 represented a payable in the Company's stock to two developers as descussed in results of operations. (ii) $100,151 represented notes, accounts payable and accrued interest to officers and directors and their families (all of whom have agreed to defer payment until such time as the Company is financially able to make such payments. (iii)$73,633 represents accrued payroll to a former officer. (iv)$326,614 represented mortgage loans secured by land;
(v) $724,836 represented taxes and assessments on land; (vi)$1,582,122 represented loans and accounts payable to others (principally professional advisors and real estate and financial consultants and loans needed for operations, and accrued interest), and (vii)$675 represented accrued income or franchise taxes. On that same date, the Company had cash of $4,343 and total assets of $1,015,809.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

         On January 10, 2000 a consultant filed suit for payment of unpaid engineering fees. Judgment in the amount of approximately $60,000 has been entered by the court in favor of the plaintiff. The company has accrued a liability for this amount.


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

         None

Item 5. Other Information.
--------------------------

         None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: May 18, 2001                     FOCAL CORPORATION



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