Form 10KSB
period 2001-06-30
FOCAL CORP
filed 2001-10-15
CIK 915461

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 0-22968

                                FOCAL CORPORATION
                 (Name of small business issuer in its charter)

           UTAH                                                   87-0363789
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  433 CALIFORNIA STREET, 11TH FLOOR
      SAN FRANCISCO, CALIFORNIA                                     92801
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number (including area code): (415) 283-3237

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $0.10 par value per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $81,256.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2001 was $14,280,206 based upon the average of the last available bid and asked price of the Common Stock of $1.30 as of June 29, 2001.

         The number of shares outstanding of the registrant's Common Stock, $0.10 par value per share, was 31,168,566 as of June 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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

         During August 1993, the Company's Board of Directors approved a new business plan to acquire and develop community shopping centers and other types of operating real properties. In connection with the Company's new business plan, the Board of Directors appointed Howard M. Palmer as President and Chairman of the Board. See "Certain Relationships and Related Transactions." Through Mr. Palmer's experience, coupled with a number of experienced consultants, including independent architects, construction and civil engineers, developers, brokers and attorneys, the Company intended to acquire and/or develop real properties with operations or the potential for operations that generate positive cash flows.

         In June of 1999, the Company entered into four different escrows for the purchase of seven parcels of developable land in Rosamond, California. The escrows on the seven parcels closed in September and October of 1999. The purchase price for the four parcels totaled $1,657,659 and consisted of (i) 775,019 shares of the Company's Common Stock valued (for escrow purposes) at $775,019, (ii) the assumption of various debts and liens totaling $730,066,
(iii) a note payable in the amount of $144,214, and (iv) cash in the amount of $8,360. The largest of the parcels is 80 acres, on which the Company planed to develop a modern recreational vehicle park. The Company intended to construct approximately 525 recreational vehicle pads surrounding a fresh water lake, various beaches and other recreation-oriented facilities. The Company has been notified that a forced sale of certain of the parcels may occur to pay delinquent property taxes. Foreclosure has also been initiated with respect to the Rosamond parcels due to delinquent utility bond assessments. During Fiscal year 2001, one of the parcels was sold.

         In June 1999, the Company entered into escrow for the purchase of approximately 48 acres of undeveloped land in Rosamond, California. The purchase price consists of (i) 395,244 shares of the Company's Common Stock valued (for escrow purposes only) at $395,244, and (ii) cash in the amount of $6,000. The escrow closed during the fiscal year ended June 30, 2001.

         Until May 15, 2001, the Company was in various stages of negotiation to acquire properties in Las Vegas, Nevada (one shopping center), Lancaster, California (one shopping center), Calexico, California (developable land), San Diego, California (developable land), Victorville, California (developable land) and Barstow,California (developable land).

         On May 15, 2001, Focal Corporation (the "Company") entered into an Amended and Restated Stock Purchase Agreement (the "Agreement") with United Native Depository Corporation ("UNDC"). Pursuant to the Agreement, the Company issued 20,183,792 shares of its Common Stock to UNDC in exchange for the following consideration: (i) cash payment of $10,000; (ii) execution of a promissory note in the amount of $300,000; and (ii) the execution of a Management and Development Agreement, pursuant to which the Company will receive as compensation, 25% of the net profits of the Cabazon Power Plant facility for 7 years beginning from the commencement date of operations scheduled for September 2001. Upon the closing of the transaction the existing management of the Company resigned and the new management was appointed consisting of the representatives of UNDC.

         United Native Depository Corporation, a majority shareholder of the Company, is a prominent world-wide Native American company. UNDC is a financial holding corporation organized under the laws of the jurisdiction of the Navajo Nation. UNDC is 100% owned by Native American members whose objective is to increase the economic well being of the indigenous population. Mr. Deni Leonard, the Company's Chairman and CEO, is the principal and controlling shareholder of UNDC.

         The new management of the Company intends to develop turbine-operated electrical power plants on Native American Reservation lands and government municipalities throughout the western United States. UNDC plans to leverage its American Indian status to take advantage of the current demand for energy and the lack of adequate supply currently affecting California and other areas of the nation. As part of the new focus for the Company, it is in a process of a spin-off of certain of its land assets held for development into a new company. The purpose of the spin-off is to enable the Company to better position itself to maximize operating efficiencies and the growth opportunities that lie in power plant development. The new spun-off company intends to develop the recreational vehicle park and concentrate on commercial real estate. Mr. Palmer, who resigned as director and president of the Company, is to manage the new spun-off company along with prior management.

         The first power plant for the Company is planned to be developed and constructed on a Indian Reservation property in San Bernardino County, California, and is scheduled to start construction at the end of this year. The plans for five other 49.5 megawatt power plants are being drawn and scheduled for approval by December, 2001. No assurances can be given that any of those plans will materialize and that the Company will be able to follow its schedules.

         The Company's management is in a process of negotiating approximately 40 other locations to acquire the developing rights for Oakland, San Francisco, and other major California power starved municipalities. The investment in the Company provides UNDC with a vehicle to immediately begin implementing its power plant business model. The management believes that the publicly trading status should also enable the management to raise funds for its planned development.

         As of October 1, 2001, the Company employed 7 persons on a full time basis. The Company also contracts with several individuals as independent contractors for various services periodically required by the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company occupies an office in San Francisco, California provided by United Native Depository Corporation, a majority shareholder and an affiliate of the Company, on a month to month basis. The Company is subject to the terms of the lease agreement with United Native Depository Corporation as of July, 2000. Management of the Company considers the office space to be adequate to meet the current demands of the Company's business.

         In the opinion of the Company's Management, all of the Company's properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

         On September 12, 2000 the Company had a judgement entered against them for non-payment of a contract for services. The amount of the judgement of $82,897 has been recorded in accounts payable. In addition, a prior year judgement of $70,000 against the Company has not been paid as of June 30, 2001, and is accruing interest at 10% per annum.

         The Company is involved in litigation, whereby a former officer and director of Focal Corporation secured a $200,000 note with a deed of trust against 33 acres of real property owned by Focal Corporation. The Company contends that the $200,000 note is not an obligation of Focal Corporation and they did not authorize, approve or in any way ratify the note or deed of trust. The title company has guaranteed the validity of the deed of trust and seems to be liable to the holder of the note. Accordingly, the title company would like to enforce the note and deed of trust. The title company has refused to cancel the note or remove the deed of trust, contending that the former officer had actual or ostensible authority. The title company has advised Focal Corporation that it intends to file a lawsuit for declaratory relief and judicial foreclosure. The Company intends to contest the case vigorously, and legal counsel for the Company feels that the Company's case is extremely strong. Because of the uncertainty of the outcome of this litigation, no liability has been recorded at June 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol FCLO, since September, 2000. The closing sales price reported on June 29, 2001 was $1.30 per share. The reported sales in the fiscal year 2001 on monthly basis, are set forth below*.

DATE              OPEN              HIGH             LOW               CLOSE

Jun 01            1.15              1.63             0.70              1.30
May 01            0.16              2.75             0.12              1.00
May 01            0.14              0.30             0.14              0.30
Apr 01            0.187             0.25             0.125             0.125
Mar 01            0.125             0.375            0.125             0.25
Feb 01            0.125             0.375            0.062             0.125
Jan 01            0.75              0.75             0.125             0.125
Dec 00            0.125             0.625            0.125             0.125
Nov 00            0.25              0.437            0.125             0.125
Oct 00            0.312             0.312            0.25              0.25
Sep 00            0.50              0.50             0.50              0.50

---------------------
* Historical quotes provided by Commodity Systems, Inc.

         As of August 24, 2001, there were 36,299,387 shares of the Company's Common Stock issued and outstanding, held of record by 518 shareholders.

         The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

         TransferOnline.com, a corporation doing business in Portland, Oregon, serves as transfer agent for the Common Stock of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

Overview

         Focal Corporation (the "Company") was incorporated in the State of Utah in 1980 as Petro-Funding. The Company then changed the focus of its business on July 1, 1993 to the acquisition, development and management of commercial real estate, primarily shopping centers. During the year ended June 30, 2000, the Company acquired approximately 120 acres of undeveloped land in Rosamond, California (the "Rosamond Property"), a community in the Mojave desert approximately 100 miles northeast of Los Angeles. The Rosamond Property was acquired with the issuance of common stock and the assumption of liens and other encumbrances secured by such property. The Company has obtained a feasibility study on the Rosamond Property and intended, among other things, to develop a recreational vehicle park. As the Company was involved in other businesses prior to July 1, 1993, an accumulated deficit of $1,739,945 had been incurred to the last day of those operations on June 30, 1993. The Company has not generated any significant revenue since June of 1993.

         On May 15, 2001, Company entered into an Amended and Restated Stock Purchase Agreement with United Native Depository Corporation ("UNDC"). Pursuant to the Agreement, Company issued 20,183,792 shares of its authorized common stock to UNDC in exchange for the following consideration: (i) cash payment of $10,000; (ii) execution of a promissory note in the amount of $300,000; and (ii) the execution of a Management and Development Agreement, pursuant to which the Company will receive as compensation, 25% of the net profits of the Cabazon Power Plant near Palm Springs, California for 7 years from the commencement date of operations scheduled for September 2001. The shares issued to UNDC represent more than 51% of the total issued and outstanding shares following the transaction.

         Subsequent to the year-end and in conformance with the original stock purchase agreement between United Native Depository Corporation, the six properties currently owned by the Company, are to be deeded out of the Company. They are to be transferred to a new corporation that is owned 80% by Donald Zink, Lawrence Gisner, Deni Leonard and Howard Palmer, with the remaining 20% being issued to the Company as consideration for the transfer of the property. The property and related liens and encumbrances are being transferred at estimated fair market value. The approximate net book value at June 30, 2001, of the properties being transferred is a negative amount totaling $272,000. The transfer took place October 2, 2001 (see Note 4 to the Financial Statements).

PLAN OF OPERATION

         The Company's current plan of operation is to develop turbine-operated electrical power plants on Native American Reservation lands and government municipalities throughout the western United States. UNDC, the majority shareholder of the Company, plans to leverage its American Indian status to take advantage of the current demand for energy and the lack of adequate supply currently affecting California and other areas of the nation. As part of the new focus for the Company, it is in a process of a spin-off certain of its land assets held for development into a new company. The purpose of the spin-off is to enable the Company to better position itself to maximize operating efficiencies and the growth opportunities that lie in power plant development. The new spun-off company intends to develop the recreational vehicle park and concentrate on commercial real estate. Mr. Palmer, who resigned as director and president of the Company, is to manage the new spun-off company along with prior management.

         The first power plant for the Company is planned to be developed and constructed on a Indian Reservation property in San Bernardino County, California, and is scheduled to start construction at the end of this year. The plans for five other 49.5 megawatt power plants are being drawn and scheduled for approval by December, 2001.

         The Company's management is in a process of negotiating approximately 40 other locations to acquire the developing rights for Oakland, San Francisco, and other major California power starved municipalities. No assurances can be given that any of those plans will materialize and that the Company will be able to follow its timetable.

         The Company intends to raise funds for its projects by offering its securities for sale in a private offering. No specific plans have been made with respect to the size of the proposed offering.

RESULTS OF OPERATIONS

         The Company had revenue of $81,256 from the sale of land during the fiscal year ended June 30, 2001. The Company had no revenue from operations during the fiscal year ended June 30, 2000.

         The Company's operating costs and expenses increased from $551,512 for the year ended June 30, 2000 to $1,529,073 for the fiscal year ended June 30, 2001. The increase of $977,561 was mainly due to higher interest expense of $76,000, higher consulting fees, outside services and the buy outs of employment and consulting agreements totaling $860,000, and higher legal fees of $96,000. This increase was partially offset by lower impairment cost write-down of $57,000.

         The Company had a net loss of $1,555,658 for the fiscal year ended June 30, 2001 and $719,768 for the year ended June 30, 2000. Because there was only $81,256 in revenues generated during those periods, these losses generally represent the Company's operating expenses plus income tax.

LIQUIDITY AND CAPITAL RESOURCES

         From inception of the business to June 30, 2001, the Company's operations have been financed primarily through the sale of common stock and the issuance of convertible notes payable. At June 30, 2001, the Company had approximately $6,000 in cash.

         For the fiscal year ended June 30, 2001, net cash used by operating activities was $152,294, consisting primarily of an operating loss of $1,555,658 partially offset by an impairment charge of $110,000, expenses recorded by issuance of common stock of $1,002,500, and an increase in accounts payable of $234,237. For the fiscal year ended June 30, 2000, net cash used by operating activities was $147,266 consisting primarily of an operating loss of $719,768 partially offset by an impairment charge of $167,356, expenses recorded by the issuance of common stock of $212,024, and increases in accounts payable, interest payable and property taxes and assessments payable totaling $184,122.

         For the fiscal year ended June 30, 2001, net cash used by investing activities was $158,865, which was mainly due to capitalization of project development costs of $146,876. For the fiscal year ended June 30, 2000, net cash used by investing activities was $35,001, which was entirely due to the capitalization of project development costs.

         Net cash flows from financing activities for the fiscal year ended June 30, 2001 was $316,000. This was attributable primarily to the issuance of additional convertible notes of $114,750, the issuance of common stock for $34,000 and proceeds from the refinancing of two of the properties for $178,750. This was partially offset by $11,000 of payments made against the convertible notes payable. For the fiscal year ended June 30, 2000, net cash flows provided by financing activities of $174,561, was primarily attributable to proceeds from the issuance of convertible notes payable.

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

         At June 30, 2001, the Company had total liabilities of $2,982,352, of which $65,500 represented accrued payroll to former President of the Company.

         The Company currently does not have sufficient capital resources or sources of liquidity through operations to finance its planned operations during the next twelve months. The Company intends to obtain the necessary funds to support its planned operations during the next twelve months in part from private equity investors. However, there can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's planned operations and financial condition.

         Management of the Company considers the office space currently used to be adequate to meet the current demands of the Company's business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

Independent Auditors' Report of Caldwell, Becker,
Dervin, Petrick & Co., L.L.P.                                          F-2

Prior Independent Auditors' Report of Squar, Milner,
Reehl & Williamson, LLP.                                               F-3

Balance Sheet as of June 30, 2001                                      F-4

Statements of Operations for the years ended June 30, 2001
and 2000, and from Inception of Development Stage to June 30, 2001     F-5

Statements of Stockholders' Equity (Deficit)from
Inception of Developmental Stage to June 30, 2001                      F-6-F-9

Statements of Cash Flows for the years ended June 30, 2001
and 2000,and from Inception of Development Stage to June 30, 2001      F-10-F-11

Notes to Financial Statements                                          F-12-F-21

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                             ------------------

Independent Auditors' Report                                        F - 2

Prior Independent Auditors' Report                                  F - 3

Balance Sheet as of June 30, 2001                                   F - 4

Statements of Operations
 For the Years Ended June 30, 2001 and 2000, and
 From Inception of Development Stage to June 30, 2001               F - 5

Statements of Shareholders' Equity (Deficit)
 From Inception of Development Stage to June 30, 2001           F - 6 - F - 9

Statements of Cash Flows
 For the Years Ended June 30, 2001 and 2000, and
 From Inception of Development Stage to June 30, 2001          F - 10 - F - 11

Notes to Financial Statements                                  F - 12 - F - 21

                          INDEPENDENT AUDITORS' REPORT

October 2, 2001

To the Board of Directors
Focal Corporation
Anaheim, California

We have audited the accompanying balance sheet of Focal Corporation (a development stage company) as of June 30, 2001, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 2001 and 2000, and for the period from July 1, 1994 to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Focal Corporation (a development stage company) from inception (July 1, 1993) to June 30, 1994, and July 1, 1999 to June 30, 2000 were audited by other auditors whose reports dated October 7, 1994 and September 20, 2000, respectively, expressed unqualified opinions on those statements. Our opinion insofar as it relates to the amounts included for Focal Corporation (a development stage company) for the period from inception (July 1, 1993) to June 30, 1994, and July 1, 1999 to June 30, 2000 are based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Focal Corporation (a development stage company) as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and from inception (July 1, 1993) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, there is doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

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

/s/ Squar, Milner, Reehl & Williamson, LLP

September 20, 2000
Newport Beach, California

                                FOCAL CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2001

                                       ASSETS

CURRENT ASSETS
      Cash                                                              $     6,093
      Prepaid expenses                                                       24,221
      Interest receivable                                                     3,059
      Deferred tax asset (Notes 2 and 5)                                         --
                                                                        ------------
                 Total Current Assets                                        33,373
                                                                        ------------

FIXED ASSETS (Notes 2 and 11)
      Office equipment                                                        7,369

      Less: accumulated depreciation                                           (318)
                                                                        ------------
                 Total Fixed Assets                                           7,051
                                                                        ------------

OTHER ASSETS
      Deposits                                                                7,114
      Land held for resale and related project
       development costs (Notes 2, 4, 7 and 16)                             966,497
                                                                        ------------
                 Total Other Assets                                         973,611
                                                                        ------------

                 Total Assets                                           $ 1,014,035
                                                                        ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable (Note 9)                                         $   861,932
      Accrued interest payable                                              203,575
      Accrued expenses - related parties (Note 10)                           27,491
      Accrued payroll - former president                                     65,500

      Accrued income taxes                                                      900
      Property taxes and assessments payable (Note 4)                       767,038

      Loans payable - related parties (Note 8)                               19,992
      Convertible notes payable (Note 6)                                    565,096
      Notes payable - current portion (Note 7)                              292,078
                                                                        ------------
                 Total Current Liabilities                                2,803,602

LONG-TERM LIABILITIES
      Notes payable, net of current portion (Note 7)                        178,750
                                                                        ------------
                 Total Liabilities                                        2,982,352
                                                                        ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (DEFICIT)
      Preferred stock; 100,000,000 shares authorized, no shares
       outstanding, no par value                                                 --
      Common stock; 40,000,000 shares authorized, 31,168,566 shares
       issued and outstanding, $0.10 par value (Notes 1 and 13)           3,116,857
      Additional paid in capital                                          1,733,747
      Receivable from sale of stock (Notes 1 and 13)                       (300,000)
      Deficit accumulated before the development stage                   (1,739,945)
      Deficit accumulated during the development stage                   (4,778,976)
                                                                        ------------
                 Total Shareholders' Equity (Deficit)                    (1,968,317)
                                                                        ------------

                 Total Liabilities and Shareholders' Equity (Deficit)   $ 1,014,035
                                                                        ============

                   See Accompanying Notes to Financial Statements


                                      F - 4

                                           FOCAL CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS

                                                                                               From Inception
                                                                                               of Development
                                                                                                   Stage
                                                                                               (July 1, 1993)
                                                                                                     to
                                                                 2001             2000          June 30, 2001
                                                            -------------     -------------     -------------
NET REVENUES FROM SALE OF LAND                              $     81,256      $         --      $     81,256

OPERATING COSTS AND EXPENSES                                  (1,529,073)         (551,512)       (4,791,978)
                                                            -------------     -------------     -------------

(LOSS) FROM OPERATIONS                                        (1,447,817)         (551,512)       (4,710,722)

OTHER INCOME (LOSS)
       Interest income                                             3,059                --             3,059
       Loss on impairment of land (Notes 2 and 4)               (110,000)         (167,356)         (277,356)
       Relief of debt                                                 --                --           213,843
                                                            -------------     -------------     -------------

                 (Loss) Before Income Taxes                   (1,554,758)         (718,868)       (4,771,176)

PROVISION FOR INCOME TAXES (Note 14)                                (900)             (900)           (7,800)
                                                            -------------     -------------     -------------

                 Net (Loss)                                 $ (1,555,658)     $   (719,768)     $ (4,778,976)
                                                            =============     =============     =============

                 (Loss) per common share
                  and common share equivalent (Note 15)     $       (.15)     $       (.13)
                                                            =============     =============

                 Weighted average common
                  shares outstanding                          10,106,763         5,632,715
                                                            =============     =============

                             See Accompanying Notes to Financial Statements

                                                 F - 5

                                                          FOCAL CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2001

                                                                                              Accumulated  Accumulated
                                                                                                Deficit      Deficit       Total
                            Common Stock           Preferred Stock    Additional   Receivable    Before      During    Stockholders'
                     -------------------------  ---------------------   Paid-in    from Sale  Development  Development    Equity
                        Shares       Amount       Shares     Amount     Capital    of Stock      Stage        Stage      (Deficit)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------
July 1, 1993 -
 Balance at
  beginning of
  development
  stage                1,526,396      152,640          --         --   1,576,181         --   (1,739,945)          --      (11,124)

   Stock issued
   for services          349,960       34,996          --         --      21,484         --           --           --       56,480

   Sale of stock         414,120       41,412          --         --     165,648         --           --           --      207,060

      Net (Loss)              --           --          --         --          --         --           --     (473,122)    (473,122)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

Balance at
 June 30, 1994         2,290,476      229,048          --         --   1,763,313         --   (1,739,945)    (473,122)    (220,706)

   Stock issued
   for services          114,800       11,480          --         --      45,920         --           --           --       57,400

   Stock issued
   to officer
   in lieu of
   salary                200,000       20,000          --         --      80,000         --           --           --      100,000

   Sale of stock          75,400        7,540          --         --      30,160         --           --           --       37,700

   Stock issued
   for payment
   of note                10,000        1,000          --         --       4,000         --           --           --        5,000

   Net (Loss)                 --           --          --         --          --         --           --     (512,625)    (512,625)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

Balance at
 June 30, 1995         2,690,676      269,068          --         --   1,923,393         --   (1,739,945)    (985,747)    (533,231)

                                           See Accompanying Notes to Financial Statements




                                                          FOCAL CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2001 (CONTINUED)

                                                                                              Accumulated  Accumulated
                                                                                                Deficit      Deficit       Total
                            Common Stock           Preferred Stock    Additional   Receivable    Before      During    Stockholders'
                     -------------------------  ---------------------   Paid-in    from Sale  Development  Development    Equity
                        Shares       Amount       Shares     Amount     Capital    of Stock      Stage        Stage      (Deficit)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

   Stock issued
   for services          409,900       40,990          --         --     163,960         --           --           --      204,950

   Stock issued
   to officer in
   lieu of salary        240,000       24,000          --         --      96,000         --           --           --      120,000

   Net (Loss)                 --           --          --         --          --         --           --     (500,303)    (500,303)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

Balance at
 June 30, 1997         3,340,576      334,058          --         --   2,183,353         --   (1,739,945)  (1,754,986)    (977,520)

   Retirement of
   common stock          (31,339)      (3,134)         --         --       3,134         --           --           --           --

   Stock issued
   for services            4,600          460          --         --       1,840         --           --           --        2,300

   Stock issued
   to officer in
   lieu of salary        240,000       24,000          --         --      96,000         --           --           --      120,000

   Stock issued
   for payment
   of notes and
   advances              123,000       12,300          --         --      49,200         --           --           --       61,500

   Net (Loss)                 --           --          --         --          --         --           --     (301,586)    (301,586)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

Balance at
 June 30, 1998         3,676,837      367,684          --         --   2,333,527         --   (1,739,945)  (2,056,572)  (1,095,306)

   Stock issued
   to officer in
   lieu of salary        180,000       18,000          --         --      72,000         --           --           --       90,000

   Sale of stock          25,000        2,500          --         --      22,500         --           --           --       25,000

   Stock issued
   for payment
   of accrued
   wages                 360,000       36,000          --         --     144,000         --           --           --      180,000

   Stock issued
   for services          102,000       10,200          --         --      40,800         --           --       51,000

   Net (Loss)                 --           --          --         --          --         --           --     (446,978)    (446,978)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

                                           See Accompanying Notes to Financial Statements




                                                          FOCAL CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2001 (CONTINUED)

                                                                                              Accumulated  Accumulated
                                                                                                Deficit      Deficit       Total
                            Common Stock           Preferred Stock    Additional   Receivable    Before      During    Stockholders'
                     -------------------------  ---------------------   Paid-in    from Sale  Development  Development    Equity
                        Shares       Amount       Shares     Amount     Capital    of Stock      Stage        Stage      (Deficit)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

Balance at
 June 30, 1999         4,343,837      434,384          --         --   2,612,827         --   (1,739,945)  (2,503,550)  (1,196,284)

   Stock issued
   to purchase
   land                1,170,266      117,026          --         --    (117,026)        --           --           --           --

   Stock issued
   for broker fees        87,946        8,795          --         --      (8,795)        --           --           --           --

   Stock issued
   upon conversion
   of notes payable       24,000        2,400          --         --       9,600         --           --           --       12,000

   Stock issued
   for payment of
   accrued
   salaries and
   director fees         829,916       82,992          --         --     183,200         --           --           --      266,192

   Stock issued for
   other services          1,415          141          --         --         565         --           --           --          706

   Stock issued
   for charitable
   contribution          180,000       18,000          --         --     (18,000)        --           --           --           --

   Net (Loss)                 --           --          --         --          --         --           --     (719,768)    (719,768)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

Balance at
 June 30, 2000         6,637,380      663,738          --         --   2,662,371         --   (1,739,945)  (3,223,318)  (1,637,154)

   Retirement of
   common stock
   held in escrow
   for purchase
   of land -
   prior year            (16,594)      (1,659)         --         --       1,659         --           --           --           --

   Sale of stock
   (Note 13)          20,207,792    2,020,779          --         --  (1,686,779)  (300,000)          --           --       34,000

   Stock issued to
   purchase land
   (Note 16)              66,831        6,683          --         --      (6,683)        --           --           --           --

                                           See Accompanying Notes to Financial Statements




                                                          FOCAL CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2001 (CONTINUED)

                                                                                              Accumulated  Accumulated
                                                                                                Deficit      Deficit       Total
                            Common Stock           Preferred Stock    Additional   Receivable    Before      During    Stockholders'
                     -------------------------  ---------------------   Paid-in    from Sale  Development  Development    Equity
                        Shares       Amount       Shares     Amount     Capital    of Stock      Stage        Stage      (Deficit)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

   Stock issued
   to officer and
   outside
   consultants
   in lieu of
   salaries and
   fees (Note 13)      1,465,000      146,500          --         --     586,000         --           --           --      732,500

   Stock issued
   upon
   conversion of
   notes payable
   (Note 13)             145,522       14,552          --         --      58,209         --           --           --       72,761

   Stock issued
   to officer and
   outside
   consultants for
   buy-out
   agreements
   (Note 13)           2,250,001      225,000          --         --      45,000         --           --           --      270,000

   Stock issued
   for payment
   of prior year
   accrued services
   and salaries          412,634       41,264          --         --      73,970         --           --           --      115,234

   Net (Loss)                 --           --          --         --          --         --           --   (1,555,658)  (1,555,658)
                     ------------  -----------  ---------- ---------- -----------  ---------  -----------  -----------  -----------

Balance at
 June 30, 2001        31,168,566    3,116,857          --         --   1,733,747   (300,000)  (1,739,945)  (4,778,976)  (1,968,357)
                     ============  ===========  ========== ==========  ==========  =========  ===========  ===========  ===========

                                           See Accompanying Notes to Financial Statements

                                                               F - 9

                                          FOCAL CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS

                                                                                       From Inception
                                                              For the Years Ended            of
                                                                   June 30,             Development
                                                          ---------------------------     Stage to
                                                              2001           2000       June 30, 2001
                                                          ------------   ------------   ------------
CASH FLOWS PROVIDED (USED) BY
 OPERATING ACTIVITIES:
      Net (loss)                                          $(1,555,658)   $  (719,768)   $(4,778,976)
      Adjustments to reconcile net (loss) to net cash
       provided (used) by operating activities:
        Loss on impairment of land or assets                  110,000        167,356        259,106
        Depreciation                                              318             --            318
        Non-cash compensation and promotion                        --             --         83,960
        (Increase) in interest receivable                      (3,059)            --         (3,059)
        (Increase) in prepaid expenses                        (24,221)            --        (24,221)
        Salaries and expenses paid by issuance of stock     1,002,500        212,024      1,870,724

        Operating expenses paid by reduction of loan
         commitment fee                                            --             --         30,000
        Increase in accounts payable                          234,237         69,561      1,214,753
        Increase in accrued interest payable                   91,293         56,337        203,575
        Increase (decrease) in property taxes and
         utility assessments                                   (1,590)        58,224         56,634
        (Increase) decrease in refundable deposits             (6,114)         9,000          2,886
                                                          ------------   ------------   ------------

                 Net Cash Flows (Used) by Operating
                  Activities                                 (152,294)      (147,266)    (1,084,300)
                                                          ------------   ------------   ------------

CASH FLOWS PROVIDED (USED) BY
 INVESTING ACTIVITIES:
      Refundable loan commitment fee                               --             --        (30,000)
      Purchase of land                                         (4,620)            --         (4,620)
      Purchase of equipment                                    (7,369)            --         (7,369)
      Capitalized land development costs                     (146,876)       (35,001)      (181,877)
                                                          ------------   ------------   ------------

                 Net Cash Flows (Used) by Investing
                  Activities                                 (158,865)       (35,001)      (223,866)
                                                          ------------   ------------   ------------

CASH FLOWS PROVIDED (USED) BY
 FINANCING ACTIVITIES:
      Proceeds from issuance of notes payable                 114,750        172,061        735,857
      Issuance of common stock                                 34,000             --        393,210
      (Decrease) in notes payable                             (11,000)            --        (16,000)
      Proceeds from mortgage                                  178,750             --        178,750
      Loan from related parties                                    --          2,500         22,442
                                                          ------------   ------------   ------------

                 Net Cash Flows Provided by
                  Financing Activities                        316,500        174,561      1,314,259
                                                          ------------   ------------   ------------

                            See Accompanying Notes to Financial Statements

                                               F - 10

                                          FOCAL CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                       From Inception
                                                              For the Years Ended            of
                                                                   June 30,             Development
                                                          ---------------------------     Stage to
                                                              2001           2000       June 30, 2001
                                                          ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                 5,341         (7,706)         6,093

CASH AT THE BEGINNING OF THE PERIOD                               752          8,458             --
                                                          ------------   ------------   ------------

CASH AT THE END OF THE PERIOD                             $     6,093    $       752    $     6,093
                                                          ============   ============   ============

ADDITIONAL DISCLOSURES:

 Cash paid during the period for:
      Interest                                            $    49,231    $    34,137    $   135,033
                                                          ============   ============   ============

      Income taxes                                        $       900    $       900    $     7,073
                                                          ============   ============   ============

NON CASH INVESTING AND FINANCING
 TRANSACTIONS:
      Common stock issued in connection with
       conversion of notes payable to common stock        $    72,761    $    12,000    $   162,261
                                                          ============   ============   ============

      Assumption of debt in connection with the
       acquisition of land held for development           $        --    $   873,000    $   873,000
                                                          ============   ============   ============

      Receivable from Sale of Stock                       $   300,000    $        --    $   300,000
                                                          ============   ============   ============

      Common stock issued in connection with
       payment of prior years payable and accruals        $   115,234    $        --    $   115,234
                                                          ============   ============   ============

                            See Accompanying Notes to Financial Statements

                                               F - 11

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - NATURE OF OPERATIONS

Development Stage Company

Focal Corporation (the "Company") was incorporated in the State of Utah in 1980 as Petro-Funding. The Company then changed the focus of its business on July 1, 1993 to the acquisition, development and management of commercial real estate, primarily shopping centers. During the year ended June 30, 2000, the Company acquired approximately 120 acres of undeveloped land in Rosamond, California (the "Rosamond Property"), a community in the Mohave desert approximately 100 miles northeast of Los Angeles. The Rosamond Property was acquired with the issuance of common stock and the assumption of liens and other encumbrances secured by such property. The Company has obtained a feasibility study on the Rosamond Property and intends, among other things, to develop a recreational vehicle park. As the Company was involved in other businesses prior to July 1, 1993, an accumulated deficit of $1,739,945 had been incurred to the last day of those operations on June 30, 1993. Focal Corporation has not generated any significant revenue since June of 1993. Since July 1, 1993, the accompanying financial statements have been prepared using the accounting formats prescribed for development stage companies.

On May 15, 2001, the Company entered into an Amended and Restated Stock Purchase Agreement with United Native Depository Corporation ("UNDC"). Pursuant to the Agreement, the Company issued 20,183,792 shares of its Common Stock to UNDC in exchange for the following considerations: (i) cash payment of $10,000; (ii) execution of a promissory note in the amount of $300,000; and (iii) the execution of a Management and Development Agreement, pursuant to which the Company will receive as compensation, 25% of the net profits of a power plant facility for 7 years beginning from the commencement date of operations scheduled for September 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the year ended June 30, 2001, the Company determined that special assessment costs that are normally capitalized as part of the property costs should be written off.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets (or lease term, if shorter), which range from three to eight years.

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Stock-Based Compensation

As of June 30, 2001, the Company does not have any stock based compensation plans. Common stock issued for compensation or other services rendered are due to lack of cash to pay for services. The stock is issued at the discretion and approval of the Board of Directors of the Company.

Common stock and other equity instruments issued to any recipient for compensation or other services rendered are accounted for using the fair value method. Such method is based on the estimated fair value of (a) the services received or (b) the equity instrument issued, whichever is more reliably measurable. The estimated fair value of the warrants described in Note 3 ("Convertible Notes Payable") and Note 6 ("Employment Contract with officers") are shown in Note 9.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2001, the fair value of all financial instruments approximated carrying value.

The carrying amounts of accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its related party debt and subordinated promissory notes approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the convertible notes payable described in Note 3 are antidilutive. Therefore, such notes do not impact the weighted average number of common shares outstanding reported in the accompanying statement of operations (see Note 12).

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Through June 30, 2001, the Company has not had any significant revenue.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2001 presentation.

Land Development Costs

Costs that directly relate to land development projects are capitalized. Costs are allocated to project components by the specific identification method whenever possible. Otherwise, acquisition costs are allocated based on their relative fair value before development; costs incurred during development are allocated based on their relative sales value. Interest costs related to development debt are capitalized while development is in progress.

Under Generally Accepted Accounting Principles ("GAAP"), the carrying value of land held for development may not exceed estimated fair value. Thus, the capitalization of costs described in the preceding paragraph is limited accordingly. The Company did not capitalize any interest costs or special assessment taxes during the year ended June 30, 2001. However, the Company did capitalize an additional $151,496 of project development costs (see Note 16).

NOTE 3 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses approximating $1,560,000 and $720,000 for the years ended June 30, 2001 and 2000, respectively, and $4,779,000 since inception of development stage. At June 30, 2001, current liabilities exceed current assets by approximately $2,775,000. The Company is dependent upon funds from investors and/or lenders to finance its cash requirements. The Company is also dependent upon certain creditors and tax/utility bond assessment authorities not foreclosing on the Rosamond Property. As discussed in Note 1, the Rosamond Community Services District has notified the Company that foreclosure action on the Rosamond Property has been or will be initiated due to delinquent property taxes.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 4 - LAND HELD FOR DEVELOPMENT

During September and October 1999, the Company acquired the Rosamond Property with (1) the issuance of approximately 775,000 shares of common stock; (2) the issuance of an unsecured note payable to the seller; and (3) the assumption of certain liens and other encumbrances (including delinquent property taxes and utility bond assessments) totaling approximately $657,000. The Company gave no significant cash consideration. Based on independent valuations, the Company recorded the purchase at estimated fair value, which resulted in an immediate impairment charge of approximately $167,000. During the current fiscal year, the Company incurred approximately $110,000 of additional special assessments.

It was determined that there was no increase in value of the property over the prior year amounts recorded. Accordingly, an aggregate of $110,000 has been included in other expenses in the accompanying statement of operations. For the year ended June 30, 2000, impairment losses approximating $167,000 were recorded upon the purchase of the Rosamond Property.

During October 1999, the Company opened escrow to purchase approximately 48 acres of undeveloped land in Rosamond, California. The Company has issued and deposited into escrow 395,244 shares of its common stock, and is obligated to deposit cash into escrow in the approximate amount of $6,000. The escrow closed during the current fiscal year end June 30, 2001.

During the prior year ended June 30, 2000, the Kern County Treasurer-Tax Collector issued a Final Notice of Impending Tax Collector's Power to Sell on certain parcels of the Rosamond Property indicating that a forced sale to pay delinquent property taxes may occur. Additionally, the Rosamond Community Services District (the agency responsible for administering utility bond assessments) notified the Company that foreclosure action on the Rosamond Property had been initiated due to delinquent utility bond assessments (see Note
16).

NOTE 5 - DEFERRED TAXES

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

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at June 30, 2001:

Deferred tax asset - non-current                              $     1,917,400
Deferred tax liability - non-current                                       --
                                                              ----------------
                                                                    1,917,400
Valuation allowance                                                (1,917,400)
                                                              ----------------

Net deferred tax asset - non-current                          $            --
                                                              ================

At June 30, 2001, the Company had a deferred tax asset of approximately $1,917,400. The deferred tax asset results from ordinary loss carryforwards available to reduce future taxable income. Since there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against the deferred tax asset. The valuation allowance increased $670,400 from June 30, 2000.

The income tax benefit for the year ended June 30, 2001 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of state income tax at a rate of approximately 9%.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2001, the Company issued $114,750 of unsecured notes payable in exchange for cash with an option to convert such notes into common stock. At June 30, 2001, the Company has convertible notes payable outstanding, totaling $565,096. Such notes require monthly payments of interest only at the rate of 12% per annum and mature at various dates through May 31, 2002. All of the notes mature one year after issuance. Approximately $460,000 of these notes payable matured prior to June 30, 2001 and are in default. Interest payments are continuing to be paid monthly.

Per the note agreement, the notes payable are convertible into Company common stock at the note holder's option prior to maturity at the rate of one share for each $.50 of principal amount. Upon conversion, such stock is issued with warrants to purchase an equal number of shares of Company common stock over a three-year period at graduated prices as follows: (a) within year one at $1 per share; (b) between years one and two at $2 per share, and (c) thereafter at $3 per share. If not exercised, such warrants expire three years after issuance (see Note 9).

During the year ended June 30, 2001, certain note holders exercised their option to convert their notes (aggregating $72,761 in principal) to Company common stock in accordance with the above terms. Accordingly, the Company issued 145,522 shares of common stock and an equal amount of warrants to purchase shares of common stock of the Company to such note holders.

Interest expense relating to the above notes payable of $79,151 and $72,978 is included in Operating Costs and Expenses as of June 30, 2001 and 2000, respectively.

When the conversion feature is included in notes payable at the time of their original issuance, no gain or loss is recognized when such notes are converted into common stock.

NOTE 7 - LONG-TERM DEBT

In connection with acquiring the Rosamond Property, the Company issued the seller of such property a note payable as partial consideration for the purchase (see
    Note 1). Such note payable is unsecured, matures in September 2004, bears interest at 8% per annum, and requires quarterly interest payments.  At June 30, 2001, this note payable was in default due to delinquent interest payments of  approximately
    $12,000, which is included in interest payable.                                     $       144,214

The Company purchased the Rosamond Property (see Note 1) subject to a $147,864 debt (including $47,864 of unpaid interest) secured by a deed of trust on the Rosamond Property. Such debt is evidenced by a note payable (the "Note") signed by the seller of the Rosamond Property. The Note matured in 1996, bears interest at 13% per annum, and is in default. The Company has not formally assumed such note payable as of September 20, 2001. 147,864

During the current year the Company refinanced two of the properties for $78,750 and
    $100,000. The notes are secured by the properties, and are payable, interest only
    at 14.75% per annum for 36 months. The entire balance is due December 2003.                 178,750
                                                                                        ----------------

                                                                                                470,828
    Current Portion                                                                             292,078
                                                                                        ----------------

    Long-Term                                                                           $       178,750
                                                                                        ================

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 7 - LONG-TERM DEBT (CONTINUED)

Total interest expense of $39,615 and $12,496 is included in operating costs and expenses as of June 30, 2001 and 2000, respectively.

NOTE 8 - LOANS PAYABLE - RELATED PARTIES

Loans payable - related parties consisted of the following at June 30, 2001:
     Loan payable - unsecured loan payable to Kenneth Palmer, with
      interest accrued at 12% annually                                         $        10,000

     Loan payable - unsecured, non-interest loan payable to Mr. Palmer's
      sister and brother-in-law, Francis and William Platts                              2,500

     Loan payable - unsecured, non-interest loan payable to Bell financial, due on demand.  The president of Bell Financial was the
      secretary of Focal Corporation                                                     7,492
                                                                               ----------------

                                                                               $        19,992
                                                                               ================

Renewal of these loans is at the discretion of the holders. However, management expects renewal to occur in the normal course of business for the foreseeable future. Total interest expense of $2,306 and $2,046 is included in operating expenses as of June 30, 2001 and June 30, 2000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Contracts with Officers of Company

The Company entered into employment contracts with one officer and two outside consultants of the Company. All of the contracts were to expire June 30, 2002. As of June 30, 2001, the Company has bought out all of the contracts. Due to lack of funds, all salaries and fees have been satisfied with the issuance of common stock (see Note 10).

Litigation

On September 12, 2000 the Company had a judgement entered against them for non-payment of a contract for services. The amount of the judgement of $82,897 has been recorded in accounts payable. In addition, a prior year judgement of $70,000 against the Company has not been paid as of June 30, 2001, and is accruing interest at 10% per annum.

The Company is involved in litigation, whereby a former officer and director of Focal Corporation secured a $200,000 note with a deed of trust against 33 acres of real property owned by Focal Corporation. The Company contends that the $200,000 note is not an obligation of Focal Corporation and they did not authorize, approve or in any way ratify the note or deed of trust. The title company has guaranteed the validity of the deed of trust and seems to be liable to the holder of the note. Accordingly, the title company would like to enforce the note and deed of trust. The title company has refused to cancel the note or remove the deed of trust, contending that the former officer had actual or ostensible authority. The title company has advised Focal Corporation that it intends to file a lawsuit for declaratory relief and judicial foreclosure. The Company intends to contest the case vigorously, and legal counsel for the Company feels that the Company's case is extremely strong. Because of the uncertainty of the outcome of this litigation, no liability has been recorded at June 30, 2001.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent

As of June 30, 2001, the Company relocated their offices to San Francisco, California. They are sharing office space with United Native Depository Corporation on a month-to-month basis. Rent expense was $6,295 and $1,066 for the years ended June 30, 2001 and 2000, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Issuance of Common Stock to Officers and Directors

During the year ended June 30, 2001, the Company issued 807,867 shares of common stock to a former officer for wages, accrued expenses and buy-out of the officers' employment agreement. The Company recorded an expense for the year ended June 30, 2001 of approximately $201,500 based on the estimated fair value of the services rendered in connection with the issuance of such shares.

In addition, the Company issued 441,200 warrants to the former officer during the year ended June 30, 2001 relating to services rendered in or prior to the preceding fiscal year.

Included in accrued expenses-related parties is $27,491 due to two former officers of the Company for past services rendered.

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

     Office equipment                                         $         7,369
     Accumulated depreciation and amortization                           (318)
                                                              ----------------

                                                              $         7,051
                                                              ================

Depreciation for the years ended June 30, 2001 and 2000 was $318 and $0, respectively.

NOTE 12 - WARRANTS TO PURCHASE COMMON STOCK

>From 1993 through 1998, the Company issued warrants in connection with the issuance of stock and the conversion of notes payable to purchase 1,684,832 of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. All warrants expire three years from the date of grant. As of June 30, 2001, these warrants were expired. On July 26, 2001, the Board of Directors authorized to extend the expiration date of all warrants to May 14, 2004. All warrants will have a new grant date of May 14, 2001. At the date of grant, the Company estimated the fair value of the warrants to be $0.40 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.4%; a contractual life of one year; expected volatility of 170%; and no dividends.

For the fiscal year ended June 30, 1999, the Company issued warrants in connection with the issuance of the stock to Howard Palmer, the Company's former president, to purchase 540,000 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrants to be $0.50 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.0%; a contractual life of one year; expected volatility of 0%; and no dividends.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 12 - WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

For the fiscal year ended June 30, 2000, the Company issued warrants in connection with the issuance of the stock to Howard Palmer, the Company's former president, to purchase 540,000 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrant to be $0.50 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.0%; a contractual life of one year; expected volatility of 0%; and no dividends.

For the fiscal year ended June 30, 2000, the Company issued warrants in connection with the conversion of notes payable to purchase 24,000 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrant to be $0.50 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.0%; a contractual life of one year; expected volatility of 0%; and no dividends.

On January 5, 2001, the Company issued warrants in connection with the issuance of the stock to Howard Palmer, the Company's former president, to purchase 441,200 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrant to be $0.12 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.0%; a contractual life of one year; expected volatility of 170%; and no dividends.

On April 27, 2001, the Company issued warrants with the issuance of stock to two former consultants (see Note 10) to purchase 1,150,000 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrant to be $0.30 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.4%; a contractual life of one year; expected volatility of 170%; and no dividends.

For the fiscal year ended June 30, 2001, the Company issued warrants on various dates in connection with the conversion of notes payable to purchase 145,522 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively (see Note
3). All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrant to be $1.30 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.4%; a contractual life of one year; expected volatility of 170%; and no dividends.

As of June 30, 2001, there were 4,525,554 warrants outstanding with the weighted average exercise price of $1.36 per warrant.

NOTE 13 - SHAREHOLDERS' EQUITY

Restrictions on Dividends

Pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of June 30, 2001.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

Issuance of Common Stock during the Fiscal Year

The fair market value of the Company's common stock varied during the year between $0.12 per share to $2.00 per share. During the year ended June 30, 2001, the Company issued common stock as follows:

Shares acquired for cash and a note were 20,207,792, which consisted of 20,183,792 purchased by United Native Depository Corporation for approximately $0.01536 per share, and a separate 24,000 shares acquired for $1.00 per share (including 22,000 warrants).

The former president of the Company was issued 315,000 shares of common stock and two former consultants were issued a total of 1,150,000 shares of common stock. The stock was issued at $0.50 per share, which was the approximate fair market value at the date of issuance. The number of shares issued was based on an amount agreed upon by the Board of Directors for the services rendered. The amount recorded was included in Operating Costs and Expenses for the current year-end. In addition, one warrant was issued for each share of common stock issued (see Note 9).

The Company issued 145,522 shares of common stock to note holders who elected to convert their notes payable into shares of common stock. The conversion rate was $0.50 per share, which was the agreed upon price when the original note payable was issued. In addition, one warrant was issued for each share of common stock issued (see Note 9).

The Company issued 366,667 shares of common stock to the former president of the Company and 1,883,334 shares to two former consultants of the Company in consideration for buying-out existing employment and consulting agreements (see
Note 6). The stock was valued at $0.12 per share based upon the approximate fair market value of the stock on the date of issuance. The number of shares issued was based upon the estimated value of the remaining agreements. The amount recorded was included in Operating Costs and Expenses for the current year-end.

Receivable from Sale of Stock

In consideration of the issuance of 20,183,792 shares of the Company common stock to United Native Depository Corporation, the Company received $10,000 cash and a note receivable for $300,000. The note is unsecured and accrues interest at 8% per annum. The entire balance of principal and accrued interest is due May 15, 2002. The note is reported as a reduction of shareholders' equity.

                                FOCAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 14 - PROVISION FOR INCOME TAXES

The components of the (provision) benefit for income taxes are as follows:

                                              2001              2000
                                        ----------------  ----------------

    Current
          Federal                       $            --   $            --
           State                                    900              (900)
                                        ----------------  ----------------

                                        $           900   $          (900)
                                        ================  ================

    Deferred
           Federal                      $     1,708,761   $     1,094,344
           State                                208,639           153,545

           Valuation allowance               (1,917,400)       (1,247,889)
                                        ----------------  ----------------

                                        $            --   $            --
                                        ================  ================

As of June 30, 2001 and 2000, for income tax purposes, the Company had approximately $5,200,000 and $3,700,000, respectively, of ordinary loss carryforwards available to reduce future taxable income through the year 2021.

NOTE 15 - NET LOSS PER SHARE

The following table illustrates the computation of basic and diluted loss per share:

                                                          2001              2000
                                                    ----------------  ----------------
     Basic net income (loss)                        $    (1,555,658)  $      (719,768)
                                                    ================  ================

     Weighted average common shares outstanding          10,106,763         5,632,715
                                                    ----------------  ----------------

     Basic net and dilutive (loss) per share        $          (.15)  $          (.13)
                                                    ================  ================

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock warrants and the potential conversion of notes payable because their effect was antidilutive due to losses incurred by the Company during the periods presented.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to the year-end and in conformance with the original merger/acquisition agreement between United Native Depository Corporation, the six properties currently owned by Focal Corporation, are to be deeded out of the company. It is to go to a new corporation that is owned 80% by Donald Zink, Lawrence Gisner, Deni Leonard and Howard Palmer, with the remaining 20% being issued to Focal Corporation as consideration for the transfer of the property. The property and related liens and encumbrances are being transferred at estimated fair market value. The approximate net book value at June 30, 2001, of the properties being transferred is a negative amount totaling $272,000. The transfer took place October 2, 2001 (see Note 4).

Subsequent to the balance sheet date, the Company retired 66,831 shares of common stock erroneously issued during the current fiscal year. The shares had previously been issued and were included in the prior year-end, June 30, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Fiscal year 2001
----------------

         (a) Previous Principal Independent Accountant. (i) The previous principal independent accountant was Squar, Milner, Reehl & Williamson, LLP. The previous accountant was dismissed on October 26, 2000. (ii) The audit report issued by Squar, Milner, Reehl & Williamson, LLP was unqualified and modified as to the ability of the company to continue as a going concern. (iii) The decision to change accountants was recommended by the Company President and approved by the board of directors. The President and the Treasurer believed the fees charged were excessive. Although the prior independent accountants were not located as near to the Company's office, the fee difference would make the change a sound business decision. (iv) There were no disagreements with Squar, Milner, Reehl & Williamson, LLP on any matter of accounting principle or practices, financial disclosure, or auditing scope or procedure. (v) Pursuant to Regulation S-B, Item 304 (a)(1)(iv)(B), Squar, Milner, Reehl & Williamson, LLP advised the registrant that it may have inadvertently issued some convertible notes payable totaling a maximum of $534,000 in violation of Security laws. Counsel for the registrant is currently investigating this possibility. If such violation has occurred, the note holders will have the ability to rescind such transactions. The Company believes all such notes were properly issued in accordance with an exemption from the Securities and Exchange Commission. The Company has authorized the predecessor auditor to respond fully to any inquiries by the successor auditor concerning this issue.

         (b) New Principal Independent Accountant. On October 26, 2000, Caldwell, Becker, Dervin, Petrick & Co., L.L.P. was engaged by the registrant as its new principal independent accountant to audit its financial statements. This is the firm which had been the principal independent accountant prior to the engagement of Squar, Milner, Reehl & Williamson, LLP.

Fiscal year 2000
----------------

         (a) Previous Principal Independent Accountant. (i)The previous principal Independent Accountant was Caldwell, Becker, Dervin, Petrick & Co., L.L.P. The previous accountant was dismissed on May 2, 2000. (ii) The audit report issued by Caldwell, Becker, Dervin, Petrick, & Co., L.L.P. included elsewhere herein was unqualified and modified as to the ability of the Company to continue as a going concern. (iii) The decision to change accountants was recommended by the Company President and approved by the board of directors. The President believed and the board concurred that it would be more advantageous to have an accounting firm closer to the Company's offices in Orange County. The previous Independent accountant was approximately a two hour drive from the Company's office. (iv) There were no disagreements with Caldwell, Becker, Dervin,Petrick, & Co., L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
(v)Caldwell, Becker, Dervin, Petrick, & Co., L.L.P. did not advise the registrant of any reportable events as defined in Regulation S-B, Item 304(a)(1)(iv)(B).

         (b) New Principal Independent Accountant. On May 2, 2000, Squar, Milner, Reehl & Williamson, LLP was engaged by the registrant as its new principal independent accountant to audit its financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors*, executive officers and significant personnel of the Company and their ages are as follows:

         Name                       Age                   Position
         ----                       ---                   --------

     Deni Leonard                   54             Chairman of the Board and
                                                   Chief Executive Officer

     Paul Faaola                    36             Secretary, Treasurer and
                                                   Director

     Charles R. Shirley             36             Director

     Howard M. Palmer               67             Former Chairman of the Board,
                                                   President and Director

     ---------------
     * The Company's Board of Directors have been operating with two vacancies and will continue to do so until suitable candidates can be identified and agree to join the Board.

         DENI LEONARD has been a Chairman of the Company's Board of Directors and the Chief Executive Officer of the Company since May, 2001. Mr. Leonard has over twenty-five years experience working with indigenous groups in Canada, the United States, Mexico, Ecuador, Hawaii and other countries. He has also consulted with over one hundred Tribal groups from Canada and the United States. Mr. Leonard has also consulted with the U.S. Department of Interior and the U.S. Department of Education and acted as an advisor to the White House on Consumer Affairs. He also served as the Executive Director of the Oregon State Human Rights Commission. Mr. Leonard is a CEO of DLA Financial, Inc., an American Indian financial advisory company which develops financing structures for Tribes. Mr. Leonard is also serving on the board of directors of International Diplomacy Council (San Francisco), National Advisory Board, Community Education (San Francisco), National Task Force, U.S. Department of Commerce, and other entities. Mr. Leonard is a recipient of 1998 National Education Association Human Rights Award. Mr. Leonard is a graduate of Harvard University's Kennedy School of Government, the University of Oregon and San Bernardino Valley College. Mr. Leonard is a sole shareholder of United Native Depository Corporation, a majority shareholder of the Company.

         PAUL FAAOLA has been a director and Treasurer of the Company since May, 2001. Mr. Faaola is a Chairman of The Faaola Group and the owner of the Paulico Real Estate Company located in San Francisco, the company which has been engaged in commercial/ residential transactions over the last seven years. Mr. Faaola has also been involved in the movie production for nine years with roles as a movie producer in the San Francisco Bay area. Mr. Faaola was born in American Samoa and is a citizen of both the United states and American Samoa.

         CHARLES R. SHIRLEY has been a director of the Company since May, 2001. Mr. Shirley has over 20 years experience in the legal and business worlds. He is President of Cherokee Investments of Houston. Previously he was with Salomon Smith Barney. He has experience in raising funds for the broadcasting, gaming and environmental projects. He has held government positions with the Department of Justice, Interior and Energy. Mr. Shirley received an undergraduate degree from the University of Kansas (1985) and a law degree from Washburn University (1988).

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

         All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' meetings.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 2001 and thereafter, the Company believes that, during the Company's 2001 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         Messrs. Leonard, Faaola and Shirley have not received compensation in excess of $100,000 during fiscal year 2001.

         Effective for fiscal years ended 1998 through 2002, Howard Palmer entered into an employment agreement with the Company, pursuant to which Mr. Palmer was entitled to base cash compensation of $180,000 per year, an increase from his base cash compensation of $120,000 for fiscal year ending 1997. In September 1997 Mr. Palmer agreed to accept 240,000 shares of Common Stock and 240,000 warrants to purchase Common Stock in lieu of his cash compensation for 1997. In the latter half of calendar year 1998, Mr. Palmer agreed to accept 360,000 shares of Common Stock and 360,000 warrants to purchase Common Stock in lieu of his cash compensation for 1998. In January 1999 Mr. Palmer agreed to accept 180,000 shares of Common Stock and 180,000 warrants to purchase Common Stock in lieu of his cash compensation for the first half of fiscal year ended June 30, 1999. In February 2000 Mr. Palmer agreed to accept 180,000 shares of Common Stock and 180,000 warrants to purchase Common Stock in lieu of his cash compensation for the latter half of fiscal year ended June 30, 1999. In May 2000 Mr. Palmer agreed to accept 360,000 shares of Common Stock and 360,000 warrants to purchase Common Stock in satisfaction of his cash compensation for the year ended June 30, 2000. The Company also maintains a reimbursement policy whereby executive officers are reimbursed for actual expenses incurred in connection with the management of the Company and its business. Services rendered by Mr. Palmer for the year ended June 30, 2000, have been valued at $90,000, equating to $.25 per common share received in lieu of cash compensation. Related warrants were considered to have insignificant value.

         For services performed for the Company during fiscal years ended June 30, 2000 and 1999, the Company issued 148,000 shares of Common Stock to each of Howard Palmer, Leroy Hardy and Gerald May (former officers). Of the 148,000 shares of Common Stock awarded to each of these persons, 100,000 shares were issued as a bonus and 48,000 shares were issued for certain director fees which had been accrued from the year ended June 30, 1999.

         In fiscal year 2001, the Company issued 366,667 shares of common stock to Howard Palmer, the former president of the Company and 1,883,334 shares to two former consultants of the Company in consideration for buying-out existing employment and consulting agreements (see Note 13 to the Financial Statements). The stock was valued at $0.12 per share based upon the approximate fair market value of the stock on the date of issuance. The number of shares issued was based upon the estimated value of the remaining agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of August 24, 2001, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

------------------- ------------------------------------ -------------------------- -------------------------
                           Name and Address                 Security Ownership             Percentage (3)
     Title of                     Of                         Amount and Nature                 Of
      Class                Beneficial Owners              Of Beneficial Ownership (2)        Class
------------------- ------------------------------------ -------------------------- -------------------------
      Common        United Native Depository
                    Corporation (4)                               Direct
                    433 California Street                       20,183,792                    55.6%
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Deni Leonard (1)
                    Chairman/CEO                                  Direct
                    433 California Street                           -0-                        0%
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Paul Faaola (1)
                    Director                                      Direct
                    433 California Street                           -0-                        0%
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Charles Shirley (1)
                    Director                                      Direct                       0%
                    433 California Street                           -0-
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
                        Officers and Directors as a group
                    (3 persons)                                 20,183,792                    55.6%

------------------- ------------------------------------ -------------------------- -------------------------

------------------

         (1) The address of each officer and director is 433 California Street 11th Floor, San Francisco, CA 92801
         (2) Based upon 36,299,387 shares of Common Stock outstanding as of August 24, 2001. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
         (3) All percentages have been calculated to exclude any warrants and convertible securities which are immediately exercisable or convertible into shares of Common Stock by the particular shareholder.
         (4) Mr. Deni Leonard is the sole shareholder for UNDC, the current Chairman of the Board of Directors and the CEO of the Company.

Previous and Director of the Company, Howard Palmer, who currently serves as a consultant to the Company, holds 1,255,844 shares of the Company's common stock (3.5%).

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

         In fiscal year 2001, the Company had certain loans payable to the related parties as provided in Note 8 to the Financial Statements.

         During the year ended June 30, 2001, the Company issued 807,867 shares of common stock to a former officer for wages, accrued expenses and buy-out of the officers' employment agreement. The Company recorded an expense for the year ended June 30, 2001 of approximately $201,500 based on the estimated fair value of the services rendered in connection with the issuance of such shares. In addition, the Company issued 441,200 warrants to the former officer during the year ended June 30, 2001 relating to services rendered in or prior to the preceding fiscal year. Included in accrued expenses-related parties is $27,491 due to two former officers of the Company for past services rendered. See Note 10 to the Financial Statements.

         On January 5, 2001, the Company issued warrants in connection with the issuance of the stock to Howard Palmer, the Company's former president, to purchase 441,200 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. All warrants expire three years from the date of grant.

         On April 27, 2001, the Company issued warrants with the issuance of stock to two former consultants (see Note 12) to purchase 1,150,000 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. All warrants expire three years from the date of grant. At the date of grant.

         For the fiscal year ended June 30, 2001, the Company issued warrants on various dates in connection with the conversion of notes payable to purchase 145,522 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively (see Note 12). All warrants expire three years from the date of grant.

         As of June 30, 2001, there were 4,525,554 warrants outstanding with the weighted average exercise price of $1.36 per warrant. See Note 12 to the Financial Statements.

         Subsequent to the year-end and in conformance with the original merger/acquisition agreement between United Native Depository Corporation and the Company, the six properties currently owned by the Company, are to be deeded out of the company. They are to be transferred to a new corporation that is owned 80% by Donald Zink, Lawrence Gisner, Deni Leonard and Howard Palmer, with the remaining 20% being issued to the Company as consideration for the transfer of the property. The property and related liens and encumbrances are being transferred at estimated fair market value. The approximate net book value at June 30, 2001, of the properties being transferred is a negative amount totaling $272,000. The transfer took place October 2, 2001 (see Note 16 and Note 4 to the Financial Statements). Deni Leonard is the Chairman and Chief Executive Officer of the Company and a sole shareholder of the United Native Depository Corporation, a majority shareholder of the Company.

         It is the Company's current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors or are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  ---------

         The following exhibits of the Company are included herein.

2.1      Amended and Restated Stock Purchase Agreement*

3.1      Articles of Incorporation of Focal Corporation, a Utah
         Corporation*

3.2      By-Laws of Focal Corporation*

16.1     Letter on changes in certifying accountant*.

16.2     Letter on changes in certifying accountant*.

24.1     Consent of Squar, Milner, Reehl & Williamson, LLP, Independent
         Auditors.**


----------
* Previously filed with the Commission.
** To be filed by amendment

         (b)      Reports on Form 8-K
                  -------------------

                  Forms 8-K, Item 1. Change in Control of Registrant.
                  Forms 8-K, Item 4. Change in Certifying Accountant of the
                                     Registrant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2001.

                                FOCAL CORPORATION

                              By:   /s/ Deni Leonard
                                    ------------------------------------
                                    Deni Leonard
                                    Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Deni Leonard             Chairman and Chief Executive Officer               Date: 10/15/01
------------------------     (principal executive officer)
    Deni Leonard

/s/ Paul Faaola              Chief Financial Officer and Director               Date: 10/15/01
------------------------     (Principal accounting and financial officer)
    Paul Faaola

/s/ Charles R. Shirley       Director                                           Date: 10/15/01
------------------------
    Charles R. Shirley