Form 10QSB
period 2001-09-30
FOCAL CORP
filed 2002-01-07
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001


     /_/       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934
                            For the transition period

                    from______________to____________________

                           Commission File No.0-22968

                                FOCAL CORPORATION
           (Name of small business issuer as specified in its charter)

       Utah                                                    87-0363789
----------------------                               ---------------------------
State of incorporation                               I.R.S. Employer I.D. Number

580 California St. Fifth Floor, San Francisco, California         94104
--------------------------------------------------------------------------------
Address of principal executive office                           Zip code


                                 (415)283-3237
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes_X__  No_____

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 37,577,048 on September 30, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                         Page
                                                         ----
            Balance sheet                                  3

            Statement of operations                        5

            Statement of shareholder's equity              6

            Statement of cash flows                        8

            Notes to financial statements                  10

                                FOCAL CORPORATION

                                  BALANCE SHEET
                                September 30, 2001
                             -----------------------

                                     ASSETS



Current assets:

   Cash                                          $        0
   Accounts receivable - related party               82,657
   Prepaid expenses                                  19,408
   Accrued interest receivable                       36,460
                                                 -----------
       Total current assets                         138,525
                                                 -----------

Fixed assets:
   Furniture and equipment                            7,799
   Accumulated depreciation                            (623)
                                                 -----------
       Total fixed assets                             7,176
                                                 -----------
Other assets:
   Deposits                                          19,614
   Land held for resale and
       development costs                          1,485,430
                                                 -----------
       Total fixed assets                         1,505,044
                                                 -----------

     Total assets                                $1,650,745
                                                 ===========


               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                                  BALANCE SHEET
                               September 30, 2001
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)






Current liabilities:

     Bank overdraft                                  $       315
     Accounts payable                                    870,905
     Accrued expenses - related party                     48,686
     Accrued taxes and assessments                       787,086
     Accrued wages due officers
       and directors                                     139,133
     Accrued interest payable                            150,773
     Notes and loans payable                             685,417
                                                     ------------

        Total current liabilities                      2,682,315
                                                     ------------

Long term liabilities:
    Notes payable                                        178,750
                                                     ------------

        Total liabilities                              2,861,065
                                                     ------------

Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                                             -

  Common stock($0.10 par value;
   40,000,000 shares authorized,
   37,577,048 shares issued and
   outstanding                                         3,757,705

   Paid in capital                                     3,397,086
   Receivable from stock sale                         (1,650,000)
   Retained earnings(deficit)                         (6,715,111)
                                                     ------------

     Total shareholders' (deficit)                    (1,210,320)
                                                     ------------

      Total liabilities and share-
        holders' deficit                             $ 1,650,745
                                                     ============




               The accompanying notes are an integral part of the
                         unaudited financial statements

                                FOCAL CORPORATION

                             STATEMENT OF OPERATIONS
                       For the three month periods ending
                           September 30, 2001 and 2000
                                   (Unaudited)

                                   Three months ended September 30
                                  ---------------------------------
                                      2001                 2000
                                  ------------         ------------

Revenue                           $         0          $         0
                                  ------------         ------------

Operating costs and
   Expenses                       $   175,969          $   134,334

Other income (expenses)
   Interest income                     33,401                    0
   Interest (expense)                 (53,397)             (39,146)
                                  ------------         ------------

     (Loss) from operations         ($195,965)           ($173,480)

Provision for income taxes               (225)                (225)
                                  ------------         ------------

Net (loss)                          ($196,190)           ($173,705)
                                  ============         ============

Loss per common share
 and common share
 equivalent                            ($0.01)              ($0.03)
                                  ============         ============



               The accompanying notes are an integral part of the
                         unaudited financial statements


                                FOCAL CORPORATION

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
       Year Ended June 30, 2001 and Three Months ended September 30, 2001
                                   (Unaudited)
                                  -------------

        Bb                   Common        Common       Paid-in      Retained        Total
                             Shares        Stock        Capital      Earnings
                          -----------   -----------   -----------   ------------   -----------
 Bal: 6/30/00              6,637,380      $663,738    $2,662,371    ($4,963,263)  ($1,637,154)

 Retirement of common
 stock held in escrow for
 purchase of land - prior
 year                        (16,594)       (1,659)        1,659                          -

 Sale of stock            20,207,792     2,020,779    (1,686,779)                     334,000

 Stock issued to purchase
 land                         66,831         6,683        (6,683)                         -

 Stock issued to officer
 and outside consultants
 in lieu of salaries and
 fees                      1,465,000       146,500       586,000                      732,500

 Stock issued upon
 conversion of notes         145,522        14,552        58,209                       72,761

 Stock issued to officer
 and outside consultants
 for buy-agreements        2,250,001       225,000        45,000                      270,000

 Stock issued for payment
 of prior year accrued
 services and salaries       412,634        41,264        73,970                      115,234

 Net Loss                                                            (1,555,658)   (1,555,658)


                        -------------  ------------  ------------  -------------  ------------
Bal:6/30/01               31,168,566    $3,116,857    $1,733,747    ($6,518,921)  ($1,668,317)
 Stock issued to adjust
    Purchase of
    controlling interest   1,931,000       193,100      (193,100)                         -

 Stock issued for
   conversion of notes
   payable and interest      440,106        44,010       165,042                      209,052

 Exercise of warrants      1,370,000       137,000     1,233,000                    1,370,000

 Sale of stock               804,000        80,400         2,600                       83,000

 Stock issued for
   accounts payable          138,850        13,885        25,797                       39,682

 Stock issued for services
    and bonuses            1,224,526       122,453       (20,000)                     102,453

 Stock issued for land       500,000        50,000       450,000                      500,000

  Net loss                                                             (196,190)     (196,190)
                          -----------   -----------  ------------  ------------  ------------


Bal:9/30/01               37,577,048    $3,757,705    $3,397,086    ($6,715,111)   $  439,680
                          ===========   ===========  ============   ============   ===========

                   The accompanying notes are an integral part
                     of the unaudited financial statements.

                                FOCAL CORPORATION


                             STATEMENT OF CASH FLOWS
                        For the three month periods ended
                           September 30, 2001 and 2000
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                             September 30,
                                                          2001           2000
                                                     ------------   ------------

Cash flows (used) in operating activities:

     Net (Loss)                                        ($196,190)     ($173,705)
     Stock issued for bonus and fees                     102,453
                                                       ----------     ----------
                                                         (93,737)      (173,705)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation                                             305
    Decrease (Increase) in cash deposits                 (12,500)           720
    Decrease (Increase) in accounts
       receivable                                        (82,657)
    Decrease (Increase) in interest
       receivable                                        (33,401)
    Decrease (Increase) in prepaid expense                 4,813
    Increase (Decrease) in accounts
      payable and accrued expenses                        70,147        164,648
                                                       ----------     ----------

     Net cash provided by (used in)
      operating activities                              (147,030)        (8,337)
                                                       ----------     ----------

Cash flows (used) by investing activities:
    Purchase of equipment                                   (430)
    Capitalized land development costs                   (18,933)       (27,000)
                                                       ----------     ----------
      Total cash provided (used) by
        by financing activities:                         (19,363)       (27,000)
                                                       ----------     ----------


Cash flows provided (used) by financing activities
    Borrowing                                                            33,451
    Stock issued for accounts payable and interest        56,985
    Issuance of common stock                             103,000
    Proceeds of mortgage
                                                       ----------     ----------
       Total cash provided by financing activities       159,985         33,451
                                                       ----------     ----------

      Net increase (decrease) in cash                     (6,408)        (1,886)
                                                       ----------     ----------

Cash at beginning of period                                6,093            752
                                                       ----------     ----------

Cash (overdraft) at end of period                      $    (315)     $  (1,134)
                                                       ==========     ==========

               The accompanying notes are an integral part of the
                         unaudited financial statements

                                                             September 30
                                                          2001           2000
                                                      ------------  ------------


Non cash investing and financing activities:

   Stock issued for land acquisition                     500,000

   Stock issued for convertible notes                    191,749         40,500
                                                     ------------   ------------
                                                         691,749         40,500
                                                     ============   ============







               The accompanying notes are an integral part of the
                         Unaudited financial statements

                                FOCAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------

1. Basis of presentation:
   ---------------------

     The condensed interim financial statements included have been prepared by Focal Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

2. Financial statements:
   ----------------------

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has had no operating income and is dependent upon funds from borrowing and private placements for funding its day to day cash requirements. If the Company is not able to acquire financing, there is no assurance it will continue to operate.

3. Significant accounting policies:
   --------------------------------

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line method over estimated useful lives, which range from three to five years .Costs that relate to land development projects are capitalized. Costs are allocated to project components by the specific identification method whenever possible. Interest costs are capitalized while development is in progress.

3. Income taxes:
   -------------

     The Company files Federal income and State franchise tax returns. Because of taxable loss carryforwards, the Company has not had a Federal tax liability. State franchise tax returns require a minimum tax which is accrued through the year.

4. Common stock:
   -------------

     By agreement dated May 15, 2001, United Native Depository Corporation
(UNDC) acquired 51% controlling interest in the Company. The number of shares issued was to attain this 51% ownership, including exercise of all warrants and conversion of convertible notes. For this purpose, 20,183,792 of common stock were issued in exchange for cash of $10,000, a promissory note of $300,000 and an agreement by which the Company will receive 25% of the net profits of a power plant for seven years. In recalculating the number of shares to attain the 51% ownership, it was determined that an additional 1,931,000 shares should be issued. These shares were issued in the current quarter.

     Two consultants for the Company exercised warrants to purchase 1,350,000 common shares at $1.00 per share in exchange for one year notes at 12%. These two notes and the $300,000 note from UNDC are shown as stock subscription receivable.

5. Loss per common share:
   ---------------------

     Primary loss per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Fully diluted per share data is not presented as the effect would not be dilutive.

     ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OF THE COMPANY WILL BE ACHIEVED.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------

     The agreement whereby United Native Depository Corporation (UNDC) acquired controlling interest in the Company required that the real estate properties be spun off to a wholly owned subsidiary and that the shares of the subsidiary be distributed in a stock dividend to the shareholders of the Company. For this purpose, Superior Development, Inc. was formed. Subsequent to this report, the property was assigned to Superior. The Company will distribute the Superior shares to the shareholders of record as of May 14, 2001. Superior plans to develop the recreational vehicle park and develop the commercial and residential real estate.

     The Company's current plan of operations is to acquire turbine-operated electrical power plants on Indian Reservation lands and government municipalities throughout the western United States. Management believes the demand for electricity will continue and increase throughout the future. The U.S. Department of Energy projects a continued growth rate of five to six per cent per annum. Due to the percentage of ownership by Native Americans, the Company is recognized as a minority owned enterprise. The Company qualifies under the Buy-Indian Act and Community Reinvestment Act. This eligibility will entitle the Company to utilize the New Market Tax Credit for various developments, securities, investments and minority contracting opportunities related to Federal and State jobs. The Company plans to use the American Indian status to acquire funding for power plants and to build plants on Indian reservations.

     The Company is in the process of negotiating various locations for power plants. An agreement on the first plant, Cabazon, is expected to be closed in January, 2002 with construction to begin in February. Financing is being negotiated with two major financial groups. One is a major insurance company and the other is a financial group which has provided financing for Native American projects. The Company is also negotiating with a Mid-west Indian tribe for rights to natural gas to provide fuel for gas fired plants. Feasibility studies are being conducted on several other proposed projected power plants, one of which is a 250 megawatt geothermal plant.

     Power generated by the plants is anticipated to be sold to municipalities or other power retailers. Power plants to be built on Indian Reservations will be built and owned by United Native Depository Corporation with the Company receiving 25% of net profit, per agreement with UNDC. Power plants built in other locations will be owned and operated by the Company.

     The Company's investment objective in considering each potential power plant location is to achieve long-term capital appreciation through cash flow and increased value of the property, while keeping risk to a minimum. The Company may also participate with other entities in property development through joint ventures or other types of co-ownership.

     Currently, the Company does not own or manage any electric power plants and has not previously developed any power plants. However, the Company believes that use of contractors and joint venture relationships will be adequate to build and operate the plants.

     The Company currently intends to build plants with a 49.5 megawatt capacity. Cost savings should be realized by standardization of design and construction. Other, larger plants are also anticipated as the Company continues to develop and the financial condition improves.

     The Company must secure adequate financing to build power plants and must find adequate markets for the power generated. While the Company believes this can be achieved, there is no guarantee that it will be. If the Board of Directors determines that additional or other funding is required to acquire or build power plants, the Company may raise such funds through equity offerings, debt financing or retention of cash flow, or a combination of these methods. If the Board of Directors determines to raise equity capital, it has the authority, without shareholder approval, to issue shares of Common Stock or Preferred Stock in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Any Securities and Exchange filings which may be required will be prepared.

     Indebtedness incurred by the Company may be in the form of bank borrowing, purchase money obligations, secured and unsecured, and publicly and privately placed debt investments. Such indebtedness may be recourse to all of the properties of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowing by the Company may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new properties.

Results of operations:
---------------------

     The Company had no revenue from operations during the three months ended September 30, 2001 and 2000. The only income was $33,401 from accrued interest.

     The Company's expenses during the three months ended September 30, 2001 and 2000 amounted to $229,591 and $173,705, respectively. Expenses increased by $55,886 (32%). This is due to increased interest expense and consulting fees. Interest expense increased By $14,251 because the Company has continued to rely on borrowing for its operating capital. The Company has incurred consulting fees as the Company has shifted its objective to the development of power plants. As discussed in the plan of operations, the commercial and residential land developments have been spun off subsequent to these statements. The net loss increased by $22,485 (13%) from the corresponding period of the prior fiscal year for the reasons discussed above.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements. Although management believes the Company will be able to obtain sufficient funds to continue operations and build power plants, there can be no assurance that sufficient financing will be available. The inability to obtain such financing could have a material and adverse effect on the Company's operations.

     At September 30, 2001, the company had total liabilities of $2,861,065, of which (i)$315 represented a bank overdraft, (ii) $190,740 represents accrued payroll, fees and expenses of former officers, (iii) $1,507,624 represented notes, accounts payable and accrued interest, (iv) $787,086 represented accrued taxes and assessments on land held for resale or development, (v) $326,614 represented mortgage loans on land, and (vi) $48,686 represented advances by UNDC, the majority shareholder. On that same date, the Company had total assets of $1,650,745, of which (i)$119,117 was a receivable from the majority shareholder and related parties for sale of stock and accrued interest on notes,
(ii)$19,408 represented prepaid expense, (iii)$7,176 represented, (iii)$7,176 represented fixed assets, and (iv) $1,505,044 represented deposits and land held for resale. Of the above items, the fixed assets, land and deposits and the associated liabilities with the land, which are the mortgage notes and the accrued taxes and assessments are being spun off to Superior Development, Inc. as discussed in the plan of operation. Also, $300,000 of notes receivable from UNDC for stock will be spun off.


Review by independent accountants
---------------------------------

     Securities and Exchange Commission rules and regulations require that interim financial statements be reviewed by independent accountants prior to filing. Because of time constraints for filing, sufficient time was not available for this review. The amended filing on form 10-QSB/A will be reviewed by independent accountants prior to filing.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     The Company has a judgement entered against it for non payment of a contract for services in the amount of $82,897. A prior year judgement of $70,000 is accruing interest at 10% per annum. Both of these are recorded in accounts payable.

     The Company is involved in litigation whereby a former officer and director secured a $200,000 note with a deed of trust against 33 acres of real property owned by Focal Corporation. The Company contends the note and interest is not an obligation of Focal Corporation and the Company did not authorize, approve or receive any benefit of the note. The title company has refused to cancel the note and has informed the Company that it intends to file a lawsuit for relief and foreclosure. The Company intends to defend the case vigorously and legal counsel believes the Company's case is strong. No liability has been recorded for this. This litigation will be transferred out of the Company with the land in the spin off as discussed in the Plan of Operations.

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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: January 4, 2002              FOCAL CORPORATION



                                    By: /S/ Deni Leonard
                                       --------------------------------
                                        Deni Leonard
                                        Chairman and Chief Executive Officer




                                    By: /S/ Richard Marshall
                                       --------------------------------
                                        Richard Marshall
                                        President