Form 10QSB
period 2001-12-31
FOCAL CORP
filed 2002-09-24
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended December 31, 2001


     /_/       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934
                            For the transition period

                    from______________to____________________

                           Commission File No.0-22968

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          Formerly FOCAL CORPORATION
           (Name of small business issuer as specified in its charter)

       Utah                                                    87-0363789
----------------------                               ---------------------------
State of incorporation                               I.R.S. Employer I.D. Number

100 Bush Street, Suite 225,    San Francisco, California         94104
--------------------------------------------------------------------------------
Address of principal executive office                           Zip code


                                 (415)283-4757
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes____  No__X___

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 38,746,048 on December 31, 2001.

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

                   INDIGENOUS GLOBAL DEVELOPPMENT CORPORATION

                                     ASSETS

                                                                 BALANCE SHEET
                                                               December 31, 2001
                                                               -----------------
Current assets:

   Cash                                                             $ 33,145
   Accounts receivable                                                 2,657
   Accounts receivable - related
       party                                                         450,371
   Accrued interest receivable                                        68,842
   Notes receivable                                                   10,000
                                                                    ---------
       Total current assets                                          565,015
                                                                    ---------


Other assets:
   Deposits                                                           10,000
                                                                    ---------

     Total assets                                                   $575,015
                                                                    =========


                     The accompanying notes are an integral part of the
                                  unaudited financial statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                 BALANCE SHEET
                                                               December 31, 2001
                                                               -----------------
Current liabilities:

     Accounts payable                                             $   922,372
     Directors fees payable                                            30,000
     Accrued expenses - related party                                  28,573
     Accrued taxes and assessments                                      2,471
     Accrued wages due officers
       and directors                                                  149,133
     Accrued interest payable                                         118,364
     Notes and loans payable                                          358,688
                                                                  ------------

        Total current liabilities                                   1,609,601
                                                                  ------------


Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                                                             -

  Common stock($0.10 par value;
   100,000,000 shares authorized,
   38,746,048 shares issued and
   outstanding                                                      3,874,605

   Paid in capital                                                  3,406,428
   Stock subscriptions receivable                                  (1,350,000)
   Retained earnings(deficit)                                      (6,965,619)
                                                                  ------------

     Total shareholders' (deficit)                                 (1,034,586)
                                                                  ------------

      Total liabilities and share-
        holders' deficit                                          $   575,015
                                                                  ============


                   The accompanying notes are an integral part of the
                             unaudited financial statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF OPERATIONS
                        For the six month periods ending
                           December 31, 2001 and 2000
                                   (Unaudited)


                                                   Six months ended December 31
                                                  ------------------------------
                                                     2001                2000
                                                  ----------          ----------

Revenue

Gain from sale of property                        $       0           $  81,948
                                                  ----------          ----------

Operating costs and
   Expenses                                       $ 437,293           $ 238,891

Other income (expenses)
   Interest income                                   75,034                   0
   Interest (expense)                               (83,989)            (76,717)
                                                  ----------          ----------

     (Loss) from operations                       ($446,248)          ($233,660)

Provision for income taxes                             (450)               (450)
                                                  ----------          ----------

Net (loss)                                        ($446,698)          ($234,110)
                                                  ==========          ==========

Loss per common share
 and common share
 equivalent                                       ($   0.01)          ($   0.03)
                                                  ==========          ==========


               The accompanying notes are an integral part of the
                            unaudited financial statements


                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Year Ended June 30, 2001 and Six Months ended December 31, 2001
                                             (Unaudited)
                                            -------------

                                      Common        Common       Paid-in      Retained        Total
                                      Shares        Stock        Capital      Earnings
                                   -----------   -----------   -----------  -------------  ------------
 Bal: 6/30/00                       6,637,380      $663,738    $2,662,371    ($4,963,263)  ($1,637,154)

 Retirement of common
 stock held in escrow for
 purchase of land - prior
 year                                 (16,594)       (1,659)        1,659                          -

 Sale of stock                     20,207,792     2,020,779    (1,686,779)                     334,000

 Stock issued to purchase
 land                                   66,831         6,683        (6,683)                         -

 Stock issued to officer
 and outside consultants
 in lieu of salaries and
 fees                                1,465,000       146,500       586,000                     732,500

 Stock issued upon
 conversion of notes                  145,522        14,552        58,209                       72,761


 Stock issued to officer
 and outside consultants
 for buy-agreements                 2,250,001       225,000        45,000                      270,000

 Stock issued for payment
 of prior year accrued
 services and salaries                412,634        41,264        73,970                      115,234

 Net Loss                                                                     (1,555,658)   (1,555,658)
                                   -----------   -----------   -----------  -------------  ------------
Bal:6/30/01                        31,168,566    $3,116,857    $1,733,747    ($6,518,921)  ($1,668,317)




                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
            Year Ended June 30, 2001 and Six Months ended December 31, 2001 (continued)
                                             (Unaudited)
                                            -------------


 Stock issued to adjust
    Purchase of
    controlling interest             1,432,500       143,250     (143,250)                          -

 Stock issued for
   conversion of notes
   payable and interest                679,906        67,990       232,814                     300,804

 Exercise of warrants                1,370,000       137,000     1,233,000                   1,370,000

 Sale of stock                       2,231,700       223,170       360,339                     583,509

 Stock issued for
   accounts payable                    138,850        13,885        25,797                      39,682

 Stock issued for services
    and bonuses                      1,224,526       122,453       (20,000)                    102,453

 Stock issued for land                 500,000        50,000       450,000                     500,000

 Transfer of land to
    Superior Development                      0            0      (466,019)                   (466,019)

  Net loss                                                                      (446,698)     (446,698)
                                   -----------   -----------   -----------   ------------  ------------
Bal:12/31/01                       38,746,048    $3,874,605    $3,406,428    ($6,965,619)  $   315,414
                                   ===========   ===========   ===========   ============  ============


                         The accompanying notes are an integral part of the
                                  unaudited financial statements.

                     INDIGENOUS GLOBAL DEVELOPMENT CORPORATION


                             STATEMENT OF CASH FLOWS
                        For the six month periods ended
                           December 31, 2001 and 2000
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                             December 31,
                                                          2001           2000
                                                     ------------   ------------

Cash flows (used) in operating activities:
     Net (Loss)                                       ($446,698)      ($173,705)
     Stock issued for bonus and fees                    102,453
                                                      ----------      ----------
                                                       (344,245)       (173,705)

Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation                                            305
    Decrease (Increase) in cash deposits                (10,000)            720
    Decrease (Increase) in accounts
       receivable                                      (463,028)
    Decrease (Increase) in interest
       receivable                                       (75,033)
    Decrease (Increase) in prepaid expense                4,813
    Increase (Decrease) in accounts
      payable and accrued expenses                      236,390         164,648
                                                      ----------      ----------

     Net cash provided by (used in)
      operating activities                             (650,798)         (8,337)
                                                      ----------      ----------

Cash flows (used) by investing activities:
    Purchase of equipment                                  (408)
    Capitalized land development costs                  (18,933)        (27,000)
                                                      ----------      ----------
      Total cash provided (used) by
        by financing activities:                        (19,341)        (27,000)
                                                      ----------      ----------


Cash flows provided (used) by financing activities
    Borrowing                                            54,000          33,451
    Stock issued for accounts payable and interest       39,682
    Issuance of common stock                            603,509
                                                      ----------      ----------
       Total cash provided by financing activities      697,191          33,451
                                                      ----------      ----------

      Net increase (decrease) in cash                    27,052          (1,886)
                                                      ----------      ----------

Cash at beginning of period                               6,093             752
                                                      ----------      ----------

Cash (overdraft) at end of period                     $  33,145       $  (1,134)
                                                      ==========      ==========

               The accompanying notes are an integral part of the
                        unaudited financial statements

                                                              December 31
                                                          2001           2000
                                                      ------------  ------------


Non cash investing and financing activities:

   Stock issued for land acquisition                     500,000

   Stock issued for convertible notes                    300,804         40,500

   Transfer of land, furniture and related
      liabilities to Superior Development, Inc          (466,019)
                                                     ------------   ------------
                                                         334,785         40,500
                                                     ============   ============


               The accompanying notes are an integral part of the
                         Unaudited financial statements

                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------

1.   Change of Name:
     --------------
     Subsequent to the date of this report, the name of the Company was changed from Focal Corporation to Indigenous Global Development Corporation. At the same time, the authorized capital stock was increased to 100,000,000 shares.

2.   Basis of presentation:
     ---------------------
     The condensed interim financial statements included have been prepared by Indigenous Global Development Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

3.   Financial statements:
     ----------------------
     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has had no operating income and is dependent upon funds from borrowing and private placements for funding its day to day cash requirements. If the Company is not able to acquire financing, there is no assurance it will continue to operate.

4.   Significant accounting policies:
     --------------------------------
     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line method over estimated useful lives, which range from three to five years. Costs that relate to land development projects are capitalized. Costs are allocated to project components by the specific identification method whenever possible. Interest costs are capitalized while development is in progress.

5.   Income taxes:
     -------------
     The Company files Federal income and State franchise tax returns. Because of taxable loss carryforwards, the Company has not had a Federal tax liability. State franchise tax returns require a minimum tax which is accrued through the year.

6.   Common stock:
     -------------
     By agreement dated May 15, 2001, United Native Depository Corporation
     (UNDC) acquired 51% controlling interest in the Company. The number of shares issued was to attain this 51% ownership, including exercise of all warrants and conversion of convertible notes. For this purpose, 20,183,792 of common stock were issued in exchange for cash of $10,000, a promissory note of $300,000 and an agreement by which the Company will receive 25% of the net profits of a power plant for seven years. In recalculating the number of shares to attain the 51% ownership, it was determined that an additional 1,931,000 shares should be issued. These shares were issued in the previous quarter. In the current period, an adjustment to this amount was made reducing the shares by 498,500 and the $300,000 note was cancelled.

     Two consultants for the Company exercised warrants to purchase 1,350,000 common shares at $1.00 per share in exchange for one year notes at 12%. These two notes are shown as stock subscription receivable. Subsequent to the date of these statements, the shares were rescinded and the notes cancelled.

7.   Loss per common share:
     ---------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------
     The agreement whereby United Native Depository Corporation (UNDC) acquired controlling interest in the Company required that the real estate properties be spun off to a wholly owned subsidiary and that the shares of the subsidiary be distributed in a stock dividend to the shareholders of the Company. For this purpose, Superior Development, Inc. was formed. The real estate properties and related liabilities were assigned to Superior. The Superior shares were distributed to the shareholders of record as of May 14, 2001. Superior plans to develop the recreational vehicle park and develop the commercial and residential real estate.

     The name of the Company was changed to Indigenous Global Development Corporation to better reflect the minority ownership and direction of the company. The Company's current plan of operations is to build turbine-operated electrical power plants on Indian Reservations and government municipalities throughout the western United States. Management believes the demand for electricity will continue and increase throughout the future. The U.S. Department of Energy projects a continued growth rate of five to six per cent per annum. Due to the percentage of ownership by Native Americans, the Company is recognized as a minority owned enterprise. The Company qualifies under the Buy-Indian Act and Community Reinvestment Act. This eligibility will entitle the Company to utilize the New Market Tax Credit for various developments, securities, investments and minority contracting opportunities related to Federal and State jobs. The Company plans to use the American Indian status to acquire funding for power plants and other developments.

     The Company is in the process of negotiating various locations for power plants. An agreement on the first plant, Cabazon, could not be reached and the project has been terminated. A feasibility study is in progress for a 49.5 megawatt on a reservation in Oregon. The Company is also negotiating with a Mid-west Indian tribe for rights to natural gas to provide fuel for gas fired plants. Feasibility studies are being conducted on several other proposed projects, including a development of fifteen 1.5 megawatt wind turbines.

     Power generated by the plants is anticipated to be sold to municipalities or other power retailers. Power plants to be built on Indian Reservations will be built and owned by United Native Depository Corporation with the Company receiving 25% of net profit, per agreement with UNDC. Power plants built in other locations will be owned and operated by the Company.

     The Company is has approval from the City Council of Pittsburg, California for a plan to revitalize the downtown area for commercial and residential renovation. The project, known as Renaissance Village, is expected to cost between sixteen and twenty million dollars and is expected to begin in the spring of 2003.

     The Company has also initiated preliminary steps to purchase an existing Nevada hotel and casino.

     The Company's investment objective in considering each potential power plant location is to achieve long-term capital appreciation through cash flow and increased value of the property, while keeping risk to a minimum. The Company may also participate with other entities in property development through joint ventures or other types of co-ownership.

     Currently, the Company does not own or manage any electric power plants and has not previously developed any power plants. The Company has not had experience in real estate development or Casino management. However, the Company believes that use of contractors and joint venture relationships will be adequate to build and operate the planned developments.

    The Company currently intends to build plants with a 49.5 megawatt capacity. Cost savings should be realized by standardization of design and construction. Other, larger plants are also anticipated as the Company continues to develop and the financial condition improves.

     The Company must secure adequate financing to build power plants and other projects. It must find adequate markets for the power generated and developed real estate. While the Company believes this can be achieved, there is no guarantee that it will be. If the Board of Directors determines that additional or other funding is required to acquire or build power plants or other development, the Company may raise such funds through equity offerings, debt financing or retention of cash flow, or a combination of these methods. If the Board of Directors determines to raise equity capital, it has the authority, to issue shares of Common Stock or Preferred Stock in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Any Securities and Exchange filings which may be required will be prepared.

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

Results of operations:
---------------------

     The Company had no revenue from operations during the six months ended December 31, 2001 and 2000. The only income was $75,034 from accrued interest on notes due from related parties.

     The Company's expenses during the six months ended December 31, 2001 and 2000 amounted to $557,732 and $316,058, respectively. Expenses increased by $241,674 (76%). This is due to increased interest expense, payroll and consulting fees. Interest expense increased by $7,272 because the Company has continued to rely on borrowing for its operating capital. The Company has incurred consulting fees as the Company has shifted its objective to the development of power plants. As discussed in the plan of operations, the commercial and residential land developments and associated liabilities have been spun off. The net loss increased by $212,588 (91%) from the corresponding period of the prior fiscal year for the reasons discussed above.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on private financing to fund its day to day cash requirements. Although management believes the Company will be able to obtain sufficient funds to continue operations and build power plants and other developments, there can be no assurance that sufficient financing will be available. The inability to obtain such financing could have a material and adverse effect on the Company's operations.

     At December 31, 2001, the company had total liabilities of $1,609,601, of which (i)179,133 represents accrued payroll and directors fees, (ii) $1,427,997 represented notes, accounts payable and accrued interest, (iii) $2,471 represented accrued payroll and franchise taxes. On that same date, the Company had total assets of $575,015, of which (i)$33,145 was cash (ii)$2,657 represented salary advance to an employee, (iii)$529,213 represented a receivable from the majority shareholder and related parties, and (iv) $10,000 represented deposits. Both assets and liabilities are less than the prior quarter because of property and related liabilities spun off to Superior Development, Inc. as discussed in the plan of operation.

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

     The Company is involved in litigation whereby a former officer and director secured a $200,000 note with a deed of trust against 33 acres of real property owned by Focal Corporation. The Company contends the note and interest is not an obligation of Focal Corporation and the Company did not authorize, approve or receive any benefit of the note. The title company has refused to cancel the note and has informed the Company that it intends to file a lawsuit for relief and foreclosure. The Company intends to defend the case vigorously and legal counsel believes the Company's case is strong. No liability has been recorded for this. This litigation has been transferred out of the Company with the land in the spin off as discussed in the Plan of Operations.

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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     None

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: September 20, 2002                FOCAL CORPORATION



                                        By: /S/ Deni Leonard
                                           --------------------------------
                                            Deni Leonard
                                            Chairman and Chief Executive Officer