Form 10QSB
period 2002-03-31
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2002-10-04
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       For the period ended March 31, 2002


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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 39,727,688 on March 31, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                 Page
                                                                 ----
            Balance sheet                                          3

            Statement of operations                                5

            Statement of shareholder's equity                      6

            Statement of cash flows                                8

            Notes to financial statements                          10

            Management discussion                                  11

                   INDIGENOUS GLOBAL DEVELOPPMENT CORPORATION

                                  BALANCE SHEET
                                 March 31, 2002
                             -----------------------

                                     ASSETS


Current assets:

   Cash                                                               $  57,323
   Accounts receivable                                                    2,657
   Accounts receivable - related
       party                                                            442,371
   Accrued interest receivable                                           68,842
   Notes receivable                                                      10,000
                                                                      ----------
       Total current assets                                             581,193
                                                                      ----------


Fixed assets:
   Furniture and equipment                                                6,974
   Less: Accumulated depreciation                                          (596)
                                                                      ----------
      Total fixed assets                                                  6,378
                                                                      ----------

   Total assets                                                       $ 587,571
                                                                      ==========

               The accompanying notes are an integral part of the
                         unaudited financial statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                  BALANCE SHEET
                                 March 31, 2002
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities:

     Accounts payable                                               $   898,944
     Directors fees payable                                              30,000
     Accrued expenses - related party                                    28,573
     Accrued taxes and assessments                                        1,796
     Accrued wages due officers
       and directors                                                    149,133
     Accrued interest payable                                           127,607
     Notes and loans payable                                            508,688
                                                                    ------------

        Total current liabilities                                     1,744,741
                                                                    ------------


Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                                                              --

  Common stock($0.10 par value;
   100,000,000 shares authorized,
   39,727,688 shares issued and
   outstanding                                                        3,972,769

   Paid in capital                                                    3,422,715
   Stock subscriptions receivable                                    (1,350,000)
   Retained earnings(deficit)                                        (7,202,654)
                                                                    ------------

     Total shareholders' (deficit)                                   (1,157,170)
                                                                    ------------

      Total liabilities and share-
        holders' deficit                                            $   587,571
                                                                    ============

               The accompanying notes are an integral part of the
                         unaudited financial statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF OPERATIONS
                        For the nine month periods ending
                             March 31, 2002 and 2001
                                   (Unaudited)

                           Nine months ended March 31
                          -----------------------------


                                                     2002               2001
                                                 ------------       ------------

Revenue

Interest income                                  $    75,034        $         0
Gain from sale of property                                 0             85,000
                                                 ------------       ------------
                                                      75,034             85,000
                                                 ------------       ------------

Operating costs and
   Expenses
Interest expense                                     109,175            122,874
Management and outside services                      505,526            604,566
Other expenses                                       143,391            383,735
                                                 ------------       ------------
                                                     758,092          1,111,175
                                                 ------------       ------------

     (Loss) from operations                         (683,058)        (1,026,175)

Provision for income taxes                              (675)              (675)
                                                 ------------       ------------

Net (loss)                                       ($  683,733)       ($1,026,850)
                                                 ============       ============

Loss per common share
 and common share
 equivalent                                      ($     0.02)       ($     0.15)
                                                 ============       ============

               The accompanying notes are an integral part of the
                         unaudited financial statements

                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    Year Ended June 30, 2001 and Nine Months ended March 31, 2002
                                             (Unaudited)
                                            -------------

         Bb                     Common         Common        Paid-in        Retained        Total
                                Shares         Stock         Capital        Earnings
                             ------------   ------------   ------------   ------------   ------------
Bal: 6/30/00                   6,637,380    $   663,738    $ 2,662,371    ($4,963,263)   ($1,637,154)

Retirement of common
stock held in escrow for
purchase of land - prior
year                             (16,594)        (1,659)         1,659             --             --

Sale of stock                 20,207,792      2,020,779     (1,686,779)            --        334,000


Stock issued to purchase
land                              66,831          6,683         (6,683)            --             --

Stock issued to officer
and outside consultants
in lieu of salaries and
fees                           1,465,000        146,500        586,000             --        732,500

Stock issued upon
conversion of notes              145,522         14,552         58,209             --         72,761

Stock issued to officer
and outside consultants
for buy-agreements             2,250,001        225,000         45,000             --        270,000

Stock issued for payment
of prior year accrued
services and salaries            412,634         41,264         73,970             --        115,234

Net Loss                              --             --             --     (1,555,658)    (1,555,658)

                             ------------   ------------   ------------   ------------   ------------
Bal:6/30/01                   31,168,566    $ 3,116,857    $ 1,733,747    ($6,518,921)   ($1,668,317)


 Stock issued to adjust
    Purchase of
    controlling interest       1,432,500        143,250       (143,250)            --             --

 Stock issued for
   conversion of notes
   payable and interest          679,906         67,990        232,814             --        300,804

 Exercise of warrants          1,370,000        137,000      1,233,000             --      1,370,000

 Sale of stock                 3,213,340        321,334        376,626             --        697,960

 Stock issued for
   accounts payable              138,850         13,885         25,797             --         39,682

 Stock issued for services
    and bonuses                1,224,526        122,453        (20,000)            --        102,453

 Stock issued for land           500,000         50,000        450,000             --        500,000

 Transfer of land to
    Superior Development               0              0       (466,019)            --       (466,019)

  Net loss                            --             --             --       (683,733)      (683,733)
                             ------------   ------------   ------------   ------------   ------------

Bal:12/31/01                  39,727,688    $ 3,972,769    $ 3,422,715    ($7,202,654)   $   192,830
                             ============   ============   ============   ============   ============

                             The accompanying notes are an integral part
                               of the unaudited financial statements.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF CASH FLOWS
                        For the nine month periods ended
                             March 31, 2002 and 2001
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                              March 31,
                                                         2002           2001
                                                     ------------   ------------

Cash flows (used) in operating activities:
     Net (Loss)                                      ($  683,733)   ($1,026,850)
     Stock issued for salary, bonus and
      expenses                                           102,453        135,000
                                                     ------------   ------------
                                                        (581,280)      (891,850)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                            901         10,689
    Decrease (Increase) in cash deposits                      --         (8,444)
    Decrease (Increase) in accounts and
       Notes receivable                                 (455,028)        (1,657)
    Decrease (Increase) in interest
       receivable                                        (75,033)            --
    Decrease (Increase) in prepaid expense                 4,813             --
    Increase (Decrease) in accounts and notes
      payable and accrued expenses                       221,530        912,156
                                                     ------------   ------------

     Net cash provided by (used in)
      operating activities                              (884,097)        20,894
                                                     ------------   ------------

Cash flows (used) by investing activities:
    Purchase of equipment                                 (7,382)        (1,042)
    Capitalized land development costs                   (18,933)      (151,576)
                                                     ------------   ------------
      Total cash provided (used) by
        by financing activities:                         (26,315)      (152,618)
                                                     ------------   ------------

Cash flows provided (used) by financing activities
    Borrowing                                            204,000        135,315
    Stock issued for accounts payable and interest        39,682             --
    Issuance of common stock                             717,960             --
                                                     ------------   ------------
       Total cash provided by financing activities       961,642        135,315
                                                     ------------   ------------

      Net increase in cash                                51,230          3,591
                                                     ------------   ------------

Cash at beginning of period                                6,093            752
                                                     ------------   ------------

Cash at end of period                                $    57,323    $     4,343
                                                     ============   ============

               The accompanying notes are an integral part of the
                         unaudited financial statements

                                                               March 31
                                                         2002           2001
                                                     ------------   ------------


Non cash investing and financing activities:

   Stock issued for land acquisition                     500,000             --

   Stock issued for convertible notes                    300,804         40,500

   Transfer of land, furniture and related
      liabilities to Superior Development, Inc          (466,019)            --

                                                     ------------   ------------
                                                         334,785         40,500
                                                     ============   ============

               The accompanying notes are an integral part of the
                         Unaudited financial statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------

1.   Change of Name:
     ---------------

     Subsequent to the date of this report, the name of the Company was changed from Focal Corporation to Indigenous Global Development Corporation. At the same time, the authorized capital stock was increased to 100,000,000 shares.

2.   Basis of presentation:
     ----------------------

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

6.   Common stock:
     -------------

     By agreement dated May 15, 2001, United Native Depository Corporation
     (UNDC) acquired 51% controlling interest in the Company. The number of shares issued was to attain this 51% ownership, including exercise of all warrants and conversion of convertible notes. For this purpose, 20,183,792 shares of common stock were issued in exchange for cash of $10,000, a promissory note of $300,000 and an agreement by which the Company would receive 25% of the net profits of a power plant. In recalculating the number of shares to attain the 51% ownership, it was determined that an additional 1,931,000 shares should be issued. These shares were issued in a previous quarter. An adjustment to this amount was then made reducing the shares by 498,500.

     Two consultants for the Company exercised warrants to purchase 1,350,000 common shares at $1.00 per share in exchange for one year notes at 12%. These two notes are shown as stock subscription receivable. Subsequent to the date of these statements, the shares were rescinded and the notes and accrued interest cancelled.

7.   Loss per common share:
     ----------------------

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

     The name of the Company was changed to Indigenous Global Development Corporation to better reflect the minority ownership and direction of the company. The Company's current plan of operations is to build turbine-operated electrical power plants in the western United States. Management believes the demand for electricity will continue and increase throughout the future. The U.S. Department of Energy projects a continued growth rate of five to six per cent per annum. Due to the percentage of ownership by Native Americans, the Company is recognized as a minority owned enterprise. The Company qualifies under the Buy-Indian Act and Community Reinvestment Act. This eligibility will entitle the Company to utilize the New Market Tax Credit for various developments, securities, investments and minority contracting opportunities related to Federal and State jobs. The Company plans to use the American Indian status to acquire funding for power plants and other developments.

The Company is in the process of negotiating various locations for power plants. An agreement on the first plant, Cabazon, could not be reached and the project has been terminated. A feasibility study is in progress for a 49.5 megawatt on a reservation in Oregon. The Company is negotiating a for a 290 megawatt plant at another location in Oregon. Permits have been issued for the 290 megawatt site. The seller of this site is in bankruptcy, so any agreements will require the approval of the bankruptcy court. The Company is also negotiating with a Mid-west Indian tribe for rights to natural gas to provide fuel for gas fired plants. Management believes a sufficient supply of natural gas is available to fuel power plants and at a price less than market can be obtained from Indian reservation reserves in the United States and in Canada. Feasibility studies are being conducted on several other proposed projects, including a development of fifteen 1.5 megawatt wind turbines.

     Power generated by the plants is anticipated to be sold to municipalities or other power retailers. Power plants to be built on Indian Reservations will be built and owned by United Native Depository Corporation with the Company receiving 22.25% of net profit until debt service is paid. At that time, the interest of The Company will become 12.25%. Power plants built in other locations will be owned and operated by the Company.

     The Company has approval from the City Council of Pittsburg, California for a plan to revitalize the downtown area for commercial and residential renovation. The project, known as Renaissance Village, is expected to cost between sixteen and twenty million dollars and is expected to begin in the spring of 2003.

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

Results of operations:
----------------------

     The Company had no revenue from operations during the nine months ended March 31, 2001 and 2000. The only income was $75,034 from accrued interest on notes due from related parties for exercise of warrant to purchase stock. These notes and the accrued interest were cancelled after the date of these statements.

     The Company's expenses during the nine months ended March 31, 2002 and 2001 amounted to $758,767 and $1,111,850, respectively. Expenses decreased by $353,083 (32%). During the corresponding quarter of the prior year, stock was granted to two consultants who had worked without compensation. Interest expense decreased by $13,699 as a result of certain holders of convertible promissory note holders converting to common stock. The Company has incurred consulting fees as the Company has shifted its objective to the development of power plants. As discussed in the plan of operations, the commercial and residential land developments and associated liabilities have been spun off. The net loss decreased by $343,117 (33%) from the corresponding period of the prior fiscal year for the reasons discussed above.

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

     At March 31, 2002, the company had total liabilities of $1,744,741, of which (i)179,133 represents accrued payroll and directors fees, (ii) $1,563,812 represented notes, accounts payable and accrued interest, (iii) $1,796 represented accrued payroll and franchise taxes. On that same date, the Company had total assets of $587,571, of which (i)$57,323 was cash (ii)$2,657 represented salary advance to an employee, (iii)$521,213 represented a receivable from the majority shareholder and related parties, (iv) $6,378 represented net book value of furniture and equipment.

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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: October 3, 2002                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION



                                       By: /s/ Deni Leonard
                                           -------------------------------------
                                           Deni Leonard
                                           Chairman and Chief Executive Officer


                                       By: /s/ Koji Homma
                                           -------------------------------------
                                           Koji Homma
                                           Principal Financial Officer