Form 10KSB
period 2002-06-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-02-14
CIK 915461

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (MARK ONE)

   [X[ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                     For the fiscal year ended June 30, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-22968

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)
                          (Formally FOCAL CORPORATION)
           UTAH                                                  87-0363789
------------------------------                              --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    100 BUSH STREET, SUITE 225
     SAN FRANCISCO, CALIFORNIA                                     94104
----------------------------------------                        -----------
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number (including area code): (415) 283-4757

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                     Common Stock, $0.10 par value per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 15, 2003 was $2,574,611 based upon the average of the last available bid and asked price of the Common Stock of $0.12 as of January 15, 2003.

The number of shares outstanding of the registrant's Common Stock. $0.10 par value per share, was 43,003,887 as of January 15, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
     _______________________________________________________________________
ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND '[FIAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS. FUTURE ECONOMIC. COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED 'f0 SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE. ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE. THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS. WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Focal Corporation ("Company") was incorporated in Utah on August 12. 1980 as Petro Funding, Inc., for the purpose of acquiring, exploring and developing natural resource properties. The Company changed its name to TVM Global Entertainment, Inc. in November 1982, and to Cinema Features, Inc. in July 1983, as part of the Company's plan to invest in movie production and distribution rights. By January 1985, the Company had acquired the movie and video cassette distribution rights for eight motion pictures. In 1989, the Company's movie rights were independently appraised for audit purposes and the total cost base of $2,100,000 was decreased by $770,000 to a revised value of $1,330,000.

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

Pursuant to the Agreement, the Company issued 20,183,792 shares of its Common Stock to UNDC in exchange for the following consideration: (i) cash payment of $10,000; (ii) execution of a promissory note in the amount of $300,000; and
(iii) the execution of a Management and Development Agreement, pursuant to which the Company would receive as compensation, 25% of the net profits of the Cabazon Power Plant facility for 7 years beginning from the commencement date of operations scheduled for September 2001. Upon the closing of the transaction the existing management of the Company resigned and the new management was appointed consisting of the representatives of UNDC.

United Native Depository Corporation, a majority shareholder of the Company, is a Native American company. UNDC is a financial holding corporation organized under the laws of the jurisdiction of the Navajo Nation. UNDC is 100% owned by Native American members whose objective is to increase the economic well being of the indigenous population. Mr. Deni Leonard, the Company's Chairman and CEO, is the principal and controlling shareholder of UNDC.

The agreement whereby UNDC acquired controlling interest in the Company required that the real estate properties be spun off to a wholly owned subsidiary and that the shares of the subsidiary be distributed in a stock dividend to the shareholders of the Company. For this purposes, Superior Development, Inc. ( uperior was formed, and the property was assigned to Superior. Howard Palmer, president of Superior and former president of the Company distributed the Superior shares to the Company shareholders of record as of May 14, 2001.

On May 13, 2002 a settlement terms agreement was entered into by and among Howard Palmer, Superior, the Company, Deni Leonard, Chairman of the Company and UNDC and UNDC pursuant to which; (i) Howard Palmer transferred 1,134,000 shares and 2,400,000 warrants of the Company to UNDC; (ii) the Company assigned to Superior a lawsuit pertaining to real estate property previously transferred by the Company to Superior; (iii) a promissory note for $300,000 made by UNDC that was to be assigned to Superior along with the real estate remains the property of the Company; (iv) certain loans due to Howard Palmer from the Company was forgiven by Howard Palmer; (v) Superior agreed to assume $602,120.38 of accounts payable that were on the book of the Company, the parties to the Agreement executed mutual releases, and; (v) Howard Palmer and Superior released any and all claim to any benefit from the Management and Development contract.

Also on May 13, 2002, a shareholder of the Company and an officer of Superior, Donald Zink (Zink), entered into a settlement terms agreement with the Company and UNDC pursuant to which Zink transferred to UNDC 1,150,000 shares of the Company, retaining ownership of 517,000 shares and as part of this transaction and also in consideration of retention of the $300,000 note retained by the Company and assumption of $602,120.38 assumed by Superior pursuant to the Settlement Terms Agreement above referred to in the previous paragraph, the Company cancelled a note for $850,000 from Zink which the Company considered uncollectible. The Parties also entered into mutual releases.

Indigenous Global Development Corporation, the new name for the Company, is now a Native American majority owned public corporation incorporated in the State of Utah. The majority of shares are owned by UNDC, a Navajo Nation Corporation. This ownership is the first majority owned public company by an American Indian entity within the United States. The objective of this company is to enter the commercial marketplace and attract capital for the development of Native American economic initiatives. The design of this company is based on the primary development of energy merchant power plants. A secondary objective is the redevelopment of urban properties. There are many advantages which are available to Indian owned businesses that are not available to the general public.

As of June 30, 2002, the Company employed 6 persons on a full time basis. The Company also contracts with several individuals as independent contractors for various services periodically required by the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company occupies an office in San Francisco. California provided by United Native Depository Corporation, a majority shareholder and an affiliate of the Company, on a month to month basis. The Company is subject to the terms of the lease agreement with United Native Depository Corporation ("UNDC")as of July, 2000. The Company pays $3,240 per month to UNDC. Management of the Company considers the office space to be adequate to meet the current demands of the Company's business. In the opinion of the Company's Management, all of the Company's properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

The payment of certain judgments that were outstanding against the Company were assumed as part of the $602,120.38 in payables of the Company assumed by Superior in the Settlement Terms Agreement dated May 13,2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock has been listed on the Bulletin Board of the NASD over-the-counter market ("OTCBB") since September, 2000 formerly under the symbol FCLO which has now been changed to IGDC to reflect the change in name of the Company. The Company has not filed its periodic reports on time and has been delisted from the OTCBB and moved to the other over-the-counter system of OTCBB. The closing sales price reported on January 15, 2003 was $0.12 per share. The reported sales in the fiscal year 2002 on monthly basis, are set forth below*.

* HISTORICAL QUOTES PROVIDED BY YAHOO FINANCE, AND QUOTE FOOL COM

  DATE         OPEN        HIGH         LOW       CLOSE
   JUL 01      1.30        1.30        0.35       1.02
   AUG 01      1.11        1.21        0.35       0.90
   SEP 01      1.05        1.08        0.51       0.75
   OCT 01      0.75        0.65        0.23       0.25
   NOV 01      0.25        0.55        0.12       0.30
   DEC 01      0.35        0.35        0.12       0.14
   JAN 02      0.45        0.51        0.35       0.35
   FEB 02      0.15        0.50        0.15       0.15
   MAR 02      0.17        0.50        0.17       0.50
   APR 02      0.30        0.30        0.30       0.30
   MAY 02      0.34        0.34        0.15       0.25
   JUN 02      0.20        0.25        0.20       0.25
   OCT 02      0.05        0.15        0.05       0.15
   NOV 02      0.10        0.15        0.05       0.05
   DEC 02      0.12        0.12        0.05       0.12
   JAN 03      0.10        0.15        0.10       0.12

As of January 15, 2003, there were 43,003,887 shares of the Company's Common Stock issued and outstanding, held of record by 700 shareholders.

The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Transfer Online.com, a corporation doing business in Portland, Oregon, serves as transfer agent for the Common Stock of the Company.

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

The agreement whereby UNDC acquired controlling interest in the Company required that the real estate properties be spun off to a wholly owned subsidiary and that the shares of the subsidiary be distributed in a stock dividend to the shareholders of the Company. For this purpose, Superior Development, Inc. ("Superior") was formed, and the property was assigned to Superior. Howard Palmer, president of Superior and former president of the Company distributed the Superior shares to the Company shareholders of record as of May 14, 2001.

On May 13, 2002 an Agreement entitled "Settlement Terms" was made among Howard Palmer, Superior, the Company, Deni Leonard, Chairman of the Company and UNDC and UNDC pursuant to which; (i) Howard Palmer transferred 1,134,000 shares and 2,400,000 warrants of the Company to UNDC; (ii) the Company assigned to Superior a lawsuit pertaining to real estate property previously transferred by the Company to Superior; (iii) a promissory note for $300,000 made by UNDC that was to be assigned to Superior along with the real estate remains the property of the Company; (iv) certain loans due to Howard Palmer from the Company was forgiven by Howard Palmer, and; (v) Superior agreed to assume $602,120.38 of accounts payable that were on the books of the Company, the parties to the Agreement executed mutual releases.

Also on May 13, 2002, a shareholder of the Company an officer of Superior, Donald Zink (Zink), entered into an agreement entitled "Settlement Agreement" with the Company and UNDC pursuant to which Zink transferred to UNDC 1,150,000 shares of the Company, retaining ownership of 517,000 shares and as part of this transaction and also in consideration of the retention of the $300,000 note retained by the Company and assumption to $602,120.38 assumed by Superior pursuant to the Settlement Terms agreement the Company cancelled a note for $850,000 from Zink which the Company considered uncollectible. The parties also entered into mutual releases.

PLAN OF OPERATION

Indigenous Global Development Corporation is a Native American majority owned public corporation incorporated in the State of Utah. The majority of shares are owned by United Native Depository Corporation ("UNDC"), a Navajo Nation Corporation. This ownership is the first majority owned public company by an American Indian entity within the United States. The objective of this company is to enter the commercial marketplace and attract capital for the development of Native American economic initiatives. The design of this company is based on the primary development of energy merchant power plants. A secondary objective is the redevelopment of urban properties. There are many advantages which are available to Indian owned businesses that are not available to the general public.

These advantages amount to a substantial savings for project finance. American Indian based projects located on reservation property can have these advantages within the power business:

         o        PERMITTING
                  The Tribal Nations have the authority to permit power plants within 15-30 days that are 50 Megawatts or smaller. This advantage is substantial when compared to a non-reservation based project which will require at least 18-24 months of process work and at least 3-5 million dollars in costs.

         o        ENVIRONMENTAL ASSESSMENT

                  The Tribal Governments also have a unique relationship with the federal government relative to environmental assessment. This process can be permitted by the Tribe and approved by the Bureau of Indian Affairs. This process can take 15% of the time of a general environmental review by the state governments.

         o        RESERVATION BASED SITES

                  The Tribal governments have industrial parks which have already completed their environmental assessments and are currently designated as development sites. These sites are all under Tribal authority and have all the attributes of an industrial park: land, water, electricity, access to natural gas and electrical transmission lines, zoning permits for industrial development and access to major highways.

         o        ACCESS TO WATER

                  The Tribal governments have water rights within the boundary of the reservations. These rights are related to the Treaties signed between the United States and the Indian Tribal Nations. The water is controlled by the Tribal government and is available to the industrial sites for power plants.

         o        NATURAL GAS SUPPLY

                  Tribal Nations currently own 17 trillion cubic feet of natural gas within the United States, according to the Department of Interior. In Canada, the estimate is at least 2-3 times the U.S. supply. The development of this natural gas source is minimal. However, the Tribes that do have the natural gas supply have indicated their willingness to enter into agreements to supply natural gas to the Indian owned merchant power plants in return for a percentage of the net revenue.

         o        TAX AVOIDANCE

                  Products delivered to a reservation site do not have to pay sales taxes on the product. The turbines which can amount to 15-150 million dollars would have a tax avoidance of 1.2 million dollars to 12 million dollars.

                  A second tax avoidance is corporate profit taxes. A Tribal corporation does not have to pay corporate profit taxes. This is a substantial savings.

         o        FEDERAL PROCUREMENT CONTRACTS

                  The Federal Government has a program that sets aside approximately 4000 megawatts of power sales contracts for minority companies. This will be a primary advantage during times when the power sales are diminished and the costs are escalating.

         o        COMMUNITY REINVESTMENT ACT ("CRA") EQUITY AND DEBT

                  Tribal corporations have the designation as minority companies within the federal government and therefore are eligible for financing through the CRA. Banks that have merged have a responsibility to provide capital to the communities they served before the merger and after the merger. For example, Washington Mutual Bank has a 120 billion dollar commitment over a ten year period. This commitment was a part of the merger between Washington Mutual and Dime Bancorp. The U.S. Comptroller of the Currency regulates the commitment. A bank can meet its obligations by contributing equity and debt to a minority company to finance major energy projects or other economic projects.

         o        HUB ZONE PROGRAMS

                  Tribal areas are designated as HUB Zones and are therefore eligible for federal contributions from the federal government when a major contractor subcontracts with an American Indian business. The Federal Government will contribute up to 5% of the contract amount back to the subcontractor as an incentive to the major contractor.

         o        RESERVATION BASED NATURAL GAS PIPELINES

                  Many Indian Tribal reservations have negotiated natural gas pipeline system leases which permit the pipeline to use Tribal lands for transmission of the natural gas supply throughout the United States and Canada. These rights also often offer the Tribal reservations usage rights to the natural gas supply. Many of the Tribes have not used the rights to date and these rights can become a new source of natural gas supply and a new source of collateralized capital.

         o        RESERVATION BASED TRANSMISSION LINES

                  The major energy companies throughout the United States have leased Tribal lands to access the energy market by transmission of electrical power through the reservations. These transmission lines are another source of capital and negotiated power sales contracts. The Tribes have not used this structure to date but there is a future in negotiated leases for capital strategies.

                  The Company has reviewed the potential Native American marketplace for merchant power plants. There are approximately 47 U.S. based Indian Tribes that have at least the following characteristics:

                  1. Industrial Park Facilities
                  2. Environmental Assessment Completed
                  3. Access to Transmission Lines
                  4. Access to Natural Gas Lines
                  5. Access to Water
                  6. Sophisticated Tribal Government Structure

                  The Company is planning to develop its merchant power plant projects over a twenty year period. The Company expects to develop the following within selected Tribal projects:

                  1.  Feasibility Study
                  2.  Tribal Lease
                  3.  Tribal Permits: Air, Water, Land, Emissions, Construction
                  4.  Electrical Interconnect Study
                  5.  Natural Gas Supply Study
                  6.  Water Supply Study
                  7.  Wastewater Study
                  8.  Equipment Purchase Agreements
                  9. Engineering, Procurement, Construction Contract (EPC Contract)
                  10. Operational and Management Plan
                  11. Overall Business Plan
                  12. Tribal Energy Department Permit Analysis (if necessary)
                  13. Tribal Employment Plan

The Energy projects to be owned by the Company that are not located on an Indian Reservation will not have all the benefits of a reservation based project. The projects located on an Indian reservation have the full authority of the sovereignty of the Tribal Treaty and therefore have the tax and permits benefits as well as the situs benefit of access to Tribal water and land.

The Company energy projects located off the reservation can expect to have the following benefits:

o        ACCESS TO TRIBAL NATURAL GAS

         Tribes in the United States and Canada recognize Indian Corporations both on and off the reservation. Therefore, the Company energy projects will have access to Tribal natural gas and will economically benefit from negotiated reduced costs.

o        ACCESS TO COMMUNITY REINVESTMENT ACT CAPITAL

         The Company is a majority owned American Indian company and is therefore qualified for Community Reinvestment Act (CRA) capital. The fact that a project is located off reservation does not preclude the project from eligibility for CRA financing. The CRA finance structure can enable the Company to access vast amounts of equity and debt funds from banks that have recently merged are under an obligation to provide capital back to their respective communities.

o        ACCESS TO FEDERAL POWER SALES SETASIDES FOR MINORITY FIRMS

         The federal government has a national setaside program for minority firms that have the capacity to provide energy to federal facilities, both military and general government. This program has up to 4,000 megawatts of power sale potential nationwide. The Company is qualified as a minority firm and therefore is eligible for this federal program.

The Company intends to have a development team that will address all of the above areas to insure that it can provide the best possible energy program for the individual Tribes.

The Company has the unique opportunity to utilize the federal charter system which allows individuals of Tribe to pursue economic projects under the Section 17 provision. Section 17 of the ACT, 25 U.S.C. 477 which authorizes the Secretary of Interior to recognize the charter of incorporation of Tribal business corporations for the purpose of separation between governmental and business functions.

The Company has presently Tribally enrolled employees who will proceed to develop individual corporations on their respective reservations. The Tribe will lease the land and permit the projects for the Tribally enrolled members. This strategy allows the businesses to be owned by the individuals while still contributing revenue to the Tribal government through the payment of rental for the leases. This initiative streamlines the strategy to build and operate a Tribally based merchant power plant. Only Indian owned businesses have this authority.

The Company is at the early stage of implementing its business model. To date, the Company has not begun construction nor has the Company solidified all of its contracts with third parties to enable it to proceed with the construction.

The Company intends to raise funds for its projects by offering its securities for sale in a private offering. No specific plans have been made with respect to the size of the proposed offering.

RESULTS OF OPERATIONS

The Company had net revenue of $81,256 from the sale of land during the fiscal year ended June 30, 2001. The Company had no revenue from operations during the fiscal year ended June 30, 2002, since the Company was in the early stage of the implementation of its business plan. The Company plans to enter the commercial marketplace and attract capital for the development of Native American economic initiatives, which involves the primary development of energy merchant power plants and a secondary objective of the redevelopment of urban properties. See Plan of Operation.

The Company's operating costs and expenses decreased from $1,529,073 for the year ended June 30, 2001 to $1,398,522 for the fiscal year ended June 30, 2002.

The Company had a net loss of $991,601 for the fiscal year ended June 30, 2002 and $1,555,658 for the year ended June 30, 2001. Because there was no revenue generated for 2002 and only $81,256 in revenues generated during 2001, these losses generally represent the Company's operating expenses plus income tax.

LIQUIDITY AND CAPITAL RESOURCES

From inception of the business to June 30, 2002, the Company's operations have been financed primarily through the sale of common stock and the issuance of convertible notes payable. At June 30, 2002, the Company had approximately $(22) in cash (overdraft).

For the fiscal year ended June 30, 2002, net cash used by operating activities was $734,202, as compared to $152,294 in the fiscal year ended June 30, 2001. Net cash used by operating activities in fiscal year ended June 30, 2002 consisting primarily of an operating loss of $991,601 partially offset by expenses recorded by issuance of common stock of $639,703, and an increase in accounts payable of $24,767.

For the fiscal year ended June 30, 2002, net cash used by investing activities was $10,270, which was mainly due to the purchase of equipment for $4,660 and advances to related parties of $5,610. For the fiscal year ended June 30, 2001, net cash used by investing activities was $158,865, which was mainly due to the capitalization of project development costs of $146,876.

NET CASH FLOW FROM FINANCING ACTIVITIES FOR THE FISCAL YEAR ENDED JUNE 30, 2002

Net cash flows from financing activities for the fiscal year ended June 30, 2002 was $738,357. This was attributable primarily to the proceeds from issuance of notes payable of $275,000 and the proceeds from issuance of common stock of $714,948. This was partially offset by proceeds from issuance of common stock paid directly to UNDC of $250,591 and a decrease in notes payable of $1,000.

Net cash flows from financing activities for the fiscal year ended June 30, 2001 was $316,500. This was attributable primarily to the proceeds from issuance of notes payable of $114,750, stock proceeds of $34,000 and the proceeds from mortgage of $178,750. This was partially offset by a decrease in notes payable of $11,000.

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

At June 30, 2002, the Company had total liabilities of $777,236.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                               -----------------

 Independent Auditors' Report                                       F - 2

 Prior Independent Auditors' Report                             F - 3 - F - 5

 Balance Sheet as of June 30, 2002                                  F - 6

 Statements of Operations
  For the Years Ended June 30, 2002 and 2001, and
  From Inception of Development Stage to June 30, 2002              F - 7

 Statements of Shareholders' Equity (Deficit)
  From Inception of Development Stage to June 30, 2002         F - 8 - F - 12

 Statements of Cash Flows
  For the Years Ended June 30, 2002 and 2001, and
  From Inception of Development Stage to June 30, 2002         F - 13 - F - 14

 Notes to Financial Statements                                 F - 15 - F - 22

                          INDEPENDENT AUDITORS' REPORT

December 7, 2002

To the Board of Directors
Indigenous Global Development Corporation
San Francisco, California

We have audited the accompanying balance sheet of Indigenous Global Development Corporation (Formerly Focal Corporation) (a development stage company) as of June 30, 2002, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 2002 and 2001, and for the period from July 1, 1994 to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Indigenous Global Development Corporation (Formerly Focal Corporation) (a development stage company) from inception (July 1, 1993) to June 30, 1994, and July 1, 1999 to June 30, 2000 were audited by other auditors whose reports dated October 7, 1994 and September 20, 2000, respectively, included an explanatory paragraph that described a going concern uncertainty discussed in Notes 5 and 7, respectively, of the financial statements. Our opinion insofar as it relates to the amounts included for Indigenous Global Development Corporation (Formerly Focal Corporation) (a development stage company) for the period from inception (July 1, 1993) to June 30, 1994, and July 1, 1999 to June 30, 2000 are based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Indigenous Global Development Corporation (a development stage company) as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and from inception (July 1, 1993) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, there are conditions that raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


KELLY & COMPANY


/s/ Kelly & Company

Tustin, California
October 7, 1994


                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                               (FORMERLY FOCAL CORPORATION)
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                       JUNE 30, 2002


                                          ASSETS

CURRENT ASSETS
       Prepaid expenses                                                      $       570
       Deferred tax asset (Notes 2 and 5)                                             --
                                                                             ------------

                  Total Current Assets                                               570
                                                                             ------------

FIXED ASSETS (Notes 2 and 11),
  net of accumulated depreciation                                                  3,523
                                                                             ------------

                  Total Fixed Assets                                               3,523
                                                                             ------------

OTHER ASSETS
       Deposits                                                                    3,593
       Due from related party (Notes 2, 4, 7 and 16)                               5,610
       Interest receivable                                                        30,059
                                                                             ------------

                  Total Other Assets                                              39,262
                                                                             ------------

                  Total Assets                                               $    43,355
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Cash overdraft                                                        $        22
       Accounts payable (Note 9)                                                  90,513
       Accrued interest payable                                                  140,155
       Accrued income taxes                                                        1,350
       Loans payable - related party                                               2,500
       Convertible notes payable, current (Note 6)                               522,800
                                                                             ------------

                  Total Current Liabilities                                      757,340
                                                                             ------------

LONG-TERM DEBT
       Convertible notes payable, net of current                                  19,896
                                                                             ------------

                  Total Liabilities                                              777,236
                                                                             ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (DEFICIT)
       Preferred stock; 100,000,000 shre authorized, no shares
         outstanding, no par value
       Common stock; 100,000,000 shares authorized, 40,112,090
         shares issued and outstanding, $.10 par value (Notes 1 and 13)        4,011,210
       Additional paid in capital                                              3,065,431
       Receivable from sale of stock (Notes 1 and 13)                           (300,000)
       Deficit accumulated before the development stage                       (1,739,945)
       Deficit accumulated during the development stage                       (5,770,577)
                                                                             ------------

                  Total Shareholders' Equity (Deficit)                          (733,881)
                                                                             ------------

                  Total Liabilities and Shareholders' Equity (Deficit)       $    43,355
                                                                             ============

                      See Accompanying Notes to Financial Statements


                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (FORMERLY FOCAL CORPORATION)
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS

                                                                For the Years Ended           From Inception
                                                                     June 30,                 of Development
                                                          -------------------------------          Stage
                                                                                              (July 1, 1993) to
                                                              2002               2001           June 30, 2002
                                                          -------------      -------------      -------------
NET REVENUES FROM SALE OF LAND                             $         --       $     81,256       $     81,256
                                                          -------------      -------------      -------------

OPERATING EXPENSES
       Interest                                                130,197            281,825            684,309
       Consulting, management and outside services             911,516            849,633          2,081,166
       Officers salary                                              --            201,500            946,500
       Professional fees                                       143,807            163,991            346,501
       Other                                                   213,002             32,124          2,132,024
                                                          -------------      -------------      -------------

                  Total Operating Expenses                   1,398,522          1,529,073          6,190,500
                                                          -------------      -------------      -------------

(LOSS) FROM OPERATIONS                                      (1,398,522)        (1,447,817)        (6,109,244)

OTHER INCOME (LOSS)
       Interest income                                          27,000              3,059             30,059
       Loss on impairment of land (Notes 2 and 4)                   --           (110,000)          (277,356)
       Relief of debt                                               --                 --            213,843
       Gain on transfer of assets (Note 4)                     381,161                 --            381,161
                                                          -------------      -------------      -------------

                  (Loss) Before Income Taxes                  (990,361)        (1,554,758)        (5,761,537)

PROVISION FOR INCOME TAXES (Note 14)                            (1,240)              (900)            (9,040)
                                                          -------------      -------------      -------------

                  Net (Loss)                              $   (991,601)      $ (1,555,658)      $ (5,770,577)
                                                          =============      =============      =============

                  (Loss) per common share and common
                    share equivalent (Note 15)            $      (0.03)      $      (0.15)
                                                          =============      =============

                  Weighted average common shares
                    outstanding                             37,731,295         10,106,763
                                                          =============      =============

                                See Accompanying Notes to Financial Statements


                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (FORMERLY FOCAL CORPORATION)
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2002

                          Common Stock        Preferred Stock                              Accumulated     Accumulated     Total
                    ------------------------ ------------------ Additional    Receivable Deficit Before Deficit During Stockholders'
                                                                  Paid-in     from Sale    Development    Development     Equity
                      Shares      Amount     Shares   Amount      Capital     of Stock        Stage          Stage       (Deficit)
                    ----------- ------------ ------- ---------- ------------  ---------  ---------------- ------------ -------------
July 1, 1993 -
  Balance at
  beginning of
  development stage  1,526,396    $ 152,640       -  $       -  $ 1,576,181   $      -      $ (1,739,945) $         -  $  1,515,272

     Stock issued
       for services    349,960       34,996       -          -       21,484          -                 -            -       406,440

     Sale of stock     414,120       41,412       -          -      165,648          -                 -            -       621,180

     Net (Loss)              -            -       -          -            -          -                 -     (473,122)     (473,122)
                    ----------- ------------ ------- ---------- ------------  ---------  ---------------- ------------ -------------

Balance at
  June 30, 1994      2,290,476      229,048       -          -    1,763,313          -        (1,739,945)    (473,122)     (220,706)

     Stock issued
       for services    114,800       11,480       -          -       45,920          -                 -            -        57,400

     Stock issued to
       officer in lieu
       of salary       200,000       20,000       -          -       80,000          -                 -            -       100,000

     Sale of stock      75,400        7,540       -          -       30,160          -                 -            -        37,700

     Stock issued for
       payment of note  10,000        1,000       -          -        4,000          -                 -            -         5,000

     Net (Loss)              -            -       -          -            -          -                 -     (512,625)     (512,625)
                    ----------- ------------ ------- ---------- ------------  ---------  ---------------- ------------ -------------

Balance at
  June 30, 1995      2,690,676      269,068       -          -    1,923,393          -        (1,739,945)    (985,747)     (533,231)

     Net (Loss)              -            -       -          -            -          -                 -     (268,936)     (268,936)
                    ----------- ------------ ------- ---------- ------------  ---------  ---------------- ------------ -------------

Balance at
  June 30, 1995      2,690,676      269,068       -          -    1,923,393          -        (1,739,945)  (1,254,683)     (802,167)

                                     See Accompanying Notes to Financial Statements




                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (FORMERLY FOCAL CORPORATION)
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                            FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2002 (CONTINUED)

                          Common Stock        Preferred Stock                              Accumulated     Accumulated     Total
                    ------------------------ ------------------ Additional    Receivable Deficit Before Deficit During Stockholders'
                                                                  Paid-in     from Sale    Development    Development     Equity
                      Shares      Amount     Shares   Amount      Capital     of Stock        Stage          Stage       (Deficit)
                    ----------- ------------ ------- ---------- ------------  ---------  ---------------- ------------ -------------

     Stock issued for
       services         409,900 $    40,990       -  $       -  $    163,960  $       -  $           -    $         -  $    204,950

     Stock issued to
       officer in lieu
       of salary        240,000      24,000       -          -        96,000          -              -              -       120,000

     Net (Loss)               -           -       -          -             -          -              -       (500,303)     (500,303)
                    ------------ ------------ ------- ---------- ------------- ----------- -------------- -------------- -----------

Balance at
  June 30, 1997       3,340,576     334,058       -          -     2,183,353          -     (1,739,945)    (1,754,986)     (977,520)

     Retirement of
       common stock     (31,339)     (3,134)      -          -         3,134          -              -              -             -

     Stock issued
       for services       4,600         460       -          -         1,840          -              -              -         2,300

     Stock issued to
       officer in lieu of
       salary           240,000      24,000       -          -        96,000          -              -              -       120,000

     Stock issued for
       payment of notes
       and advances     123,000      12,300       -          -        49,200          -              -              -        61,500

     Net (Loss)               -           -       -          -             -          -              -       (301,586)     (301,586)
                    ------------ ------------ ------- ---------- ------------- ----------- -------------- -------------- -----------

Balance at
  June 30, 1998       3,676,837     367,684       -          -     2,333,527          -     (1,739,945)    (2,056,572)   (1,095,306)

     Stock issued to
       officer in lieu
       of salary        180,000      18,000       -          -        72,000          -              -              -        90,000

     Sale of stock       25,000       2,500       -          -        22,500          -              -              -        25,000

     Stock issued for
       payment of
       accrued wages    360,000      36,000       -          -       144,000          -              -              -       180,000

     Stock issued for
       services         102,000      10,200       -          -        40,800          -              -              -        51,000

                                     See Accompanying Notes to Financial Statements



                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (FORMERLY FOCAL CORPORATION)
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                            FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2002 (CONTINUED)

                          Common Stock        Preferred Stock                              Accumulated     Accumulated     Total
                    ------------------------ ------------------ Additional    Receivable Deficit Before Deficit During Stockholders'
                                                                  Paid-in     from Sale    Development    Development     Equity
                      Shares      Amount     Shares   Amount      Capital     of Stock        Stage          Stage       (Deficit)
                    ----------- ------------ ------- ---------- ------------  ---------  ---------------- ------------ -------------
Balance at
  June 30, 1999       4,343,837 $   434,384       -  $     -    $ 2,612,827   $       -  $  (1,739,945)   $(2,503,550) $ (1,196,284)

    Stock issued
      to purchase
      land            1,170,266     117,026       -        -       (117,026)          -              -             -              -

    Stock issued
      for broker fees    87,946       8,795       -        -         (8,795)          -              -             -              -

    Stock issued upon
      conversion of
      notes payable      24,000       2,400       -        -          9,600           -              -             -         12,000

   Stock issued for
      payment of
      accrued salaries
      and director fees 829,916      82,992       -        -        183,200           -              -             -        266,192

    Stock issued for
      other services      1,415         141       -        -            565           -              -             -            706

    Stock issued for
      charitable
      contribution      180,000      18,000       -        -        (18,000)          -              -             -              -

      Net (Loss)              -           -       -        -              -           -              -       (719,768)     (719,768)
                    ----------- ------------ ------- ---------- ------------  ---------  ---------------- ------------ -------------

Balance at
  June 30, 2000       6,637,380     663,738       -        -      2,662,371           -     (1,739,945)    (3,223,318)   (1,637,154)

    Retirement of
      common stock
      held in escrow
      for purchase of
      land - prior year (16,594)     (1,659)      -        -          1,659           -              -             -              -

    Sale of stock
      (Note 13)      20,207,792   2,020,779       -        -     (1,686,779)   (300,000)             -             -         34,000

    Stock issued to
      purchase land
      (Note 16)          66,831       6,683       -        -         (6,683)          -              -             -              -

                                     See Accompanying Notes to Financial Statements



                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (FORMERLY FOCAL CORPORATION)
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                            FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2002 (CONTINUED)

                          Common Stock        Preferred Stock                            Accumulated     Accumulated       Total
                    ------------------------ ------------------ Additional   Receivable Deficit Before Deficit During  Stockholders'
                                                                  Paid-in    from Sale    Development    Development      Equity
                      Shares       Amount     Shares   Amount     Capital    of Stock        Stage          Stage        (Deficit)
                 -------------- ------------- ------- --------- -----------  ------------ -------------- -------------- ------------

  Stock issued to
    officer and
    outside
    consultants in
    lieu of salaries
    and fees
    (Note 13)        1,465,000  $    146,500       -  $      -  $   586,000  $         -  $           -  $           -  $   732,500

  Stock issued upon
    conversion of
    notes payable
    (Note 13)          145,522        14,552       -         -       58,209            -              -              -       72,761

  Stock issued to
    officer and
    outside
    consultants for
    buy-out
    agreements
    (Note 13)        2,250,001       225,000       -         -       45,000            -              -              -      270,000

  Stock issued for
    payment of prior
    year accrued
    services and
    salaries           412,634        41,264       -         -       73,970            -              -              -      115,234

    Net (Loss)               -             -       -         -            -            -              -     (1,555,658)  (1,555,658)
                 -------------- ------------- ------- --------- -----------  ------------ -------------- -------------- ------------

Balance at
  June 30, 2001     31,168,566     3,116,857       -         -    1,733,747     (300,000)    (1,739,945)    (4,778,976)  (1,968,317)

                                     See Accompanying Notes to Financial Statements



                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (FORMERLY FOCAL CORPORATION)
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                            FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2002 (CONTINUED)

                          Common Stock        Preferred Stock                              Accumulated     Accumulated     Total
                    ------------------------ ------------------ Additional    Receivable Deficit Before Deficit During Stockholders'
                                                                  Paid-in     from Sale    Development    Development     Equity
                      Shares      Amount     Shares   Amount      Capital     of Stock        Stage          Stage       (Deficit)
                  ------------ ------------- ------  -------- ------------- ------------ -------------- ------------- --------------

     Stock issued
       to Company
       Officer to
       adjust
       purchase of
       controlling
       interest     1,000,000  $    100,000      -   $     -  $   (100,000) $         -  $           -  $          -  $           -

     Stock issued
       for conversion
       of notes
       payable and
       interest       663,408        66,341      -         -       265,363            -              -             -        331,704

     Exercise of
       warrants for
       services
       (Note 12)      500,000        50,000      -         -       (50,000)           -              -             -              -

     Sale of stock
       for cash     3,124,240       312,424      -         -       402,524            -              -             -        714,948

     Stock issued
       for relief of
       accounts
       payable        138,850        13,885      -         -        25,797            -              -             -         39,682

     Stock issued
       for services
       and
       bonuses      3,017,026       301,703      -         -       338,000            -              -             -        639,703

     Stock issued
       for land       500,000        50,000      -         -       450,000            -              -             -        500,000

       Net (Loss)           -             -      -         -             -            -              -      (991,601)      (991,601)
                  ------------ ------------- ------  -------- ------------- ------------ -------------- ------------- --------------

Balance at
  June 30, 2002    40,112,090  $  4,011,210      -   $     -  $  3,065,431  $  (300,000) $  (1,739,945) $ (5,770,577) $    (733,881)
                  ============ ============= ======  ======== ============= ============ ============== ============= ==============

                                     See Accompanying Notes to Financial Statements

                                                          F-12


                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (FORMERLY FOCAL CORPORATION)
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS

                                                                For the Years Ended        From Inception
                                                                      June 30,             of Development
                                                            ----------------------------        Stage
                                                                                           (July 1, 1993) to
                                                               2002             2001         June 30, 2002
                                                            -----------      -----------      -----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
       Net (loss)                                             (991,601)      (1,555,658)      (5,770,577)
       Adjustments to reconcile net (loss) to net
         cash provided (used) by operating activities:
           Loss on impairment of land or assets                     --          110,000          277,356
           Depreciation                                          1,034              318            1,352
           Non-cash compensation and promotion                      --               --           83,960
           Net transfer of assets and liabilities to
             Superior Development Corp.                       (381,161)              --         (381,161)
           Services paid by issuance of stock                  639,703        1,002,500        2,492,177
           Operating expenses paid by reduction of
             loan commitment fee                                    --               --           30,000
           (Increase) in interest receivable                   (27,000)          (3,059)         (30,059)
           (Increase) decrease in prepaid expenses              23,651          (24,221)            (570)
           Increase in accounts payable and accrued
             expenses                                           24,767          234,237        1,239,520
           Increase (decrease) in accrued interest
             payable                                           (27,116)          91,293          176,459
           Increase (decrease) in property taxes and
             utility assessments                                    --           (1,590)          56,634
           (Increase) decrease in refundable deposits            3,521           (6,114)           6,407
                                                            -----------      -----------      -----------

                  Net Cash Flows (Used) by
                    Operating Activities                      (734,202)        (152,294)      (1,818,502)
                                                            -----------      -----------      -----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
       Refundable loan commitment fee                               --               --          (30,000)
       Purchase of land                                             --           (4,620)          (4,620)
       Purchase of equipment                                    (4,660)          (7,369)         (12,029)
       Capitalized land development costs                           --         (146,876)        (181,877)
       Advances to related parties                              (5,610)              --           (5,610)
                                                            -----------      -----------      -----------

                  Net Cash Flows (Used) by
                    Investing Activities                       (10,270)        (158,865)        (234,136)
                                                            -----------      -----------      -----------

CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
       Proceeds from issuance of notes payable                 275,000          114,750        1,010,857
       Proceeds from issuance of common stock,
          paid directly to UNDC                               (250,591)              --         (250,591)
       Stock proceeds                                          714,948           34,000        1,108,158
       (Decrease) in notes payable                              (1,000)         (11,000)         (17,000)
       Proceeds from mortgage                                       --          178,750          178,750
       Increase from related parties                                --               --           22,442
                                                            -----------      -----------      -----------

                  Net Cash Flows Provided by
                    Financing Activities                       738,357          316,500        2,052,616
                                                            -----------      -----------      -----------

                                See Accompanying Notes to Financial Statements


                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (FORMERLY FOCAL CORPORATION)
                                         (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  For the Years Ended    From Inception
                                                                        June 30,         of Development
                                                               -------------------------      Stage
                                                                                        (July 1, 1993) to
                                                                  2002           2001      June 30, 2002
                                                               ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH                                   (6,115)         5,341            (22)

CASH AT THE BEGINNING OF THE PERIOD                                6,093            752             --
                                                               ----------     ----------     ----------

CASH (OVERDRAFT) AT THE END OF
  THE PERIOD                                                   $     (22)     $   6,093      $     (22)
                                                               ==========     ==========     ==========

ADDITIONAL DISCLOSURES:
       Cash paid during the period for:
         Interest                                              $ 132,955      $  49,231      $ 267,988
                                                               ==========     ==========     ==========

         Income taxes                                          $      --      $     900      $   7,073
                                                               ==========     ==========     ==========

NON-CASH INVESTING AND FINANCING
  TRANSACTIONS:
       Common stock issued in connection with
         conversion of notes and interest payable
         to common stock                                       $ 331,704      $  72,761      $ 493,965
                                                               ==========     ==========     ==========

       Assumption of debt in connection with the
         acquisition of land held for development              $      --      $      --      $ 873,000
                                                               ==========     ==========     ==========

       Receivable from Sale of Stock                           $      --      $ 300,000      $ 300,000
                                                               ==========     ==========     ==========

       Common stock issued in connection with
         payment of prior years payable and accruals           $  39,682      $ 115,234      $ 154,916
                                                               ==========     ==========     ==========

       Land acquired for common stock                          $ 500,000      $      --      $ 500,000
                                                               ==========     ==========     ==========

       Officer loans forgiven in connection with transfer
         to Superior Development Corporation                   $  65,500      $      --      $  65,500
                                                               ==========     ==========     ==========

                                See Accompanying Notes to Financial Statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - NATURE OF OPERATIONS

Focal Corporation (the "Company") was incorporated in the State of Utah in 1980 as Petro-Funding. Focal Corporation was involved in other businesses prior to July 1, 1993. The Company then changed the focus of its business on July 1, 1993 to the acquisition, development and management of commercial real estate, primarily shopping centers. During the year ended June 30, 2000, the Company acquired approximately 120 acres of undeveloped land in Rosamond, California (the "Rosamond Property"), a community in the Mohave Desert approximately 100 miles northeast of Los Angeles. The Rosamond Property was acquired with the issuance of common stock and the assumption of liens and other encumbrances secured by such property.

On May 15, 2001, the Company entered into an Amended and Restated Stock Purchase Agreement with United Native Depository Corporation ("UNDC"). Pursuant to the Agreement, the Company issued 20,183,792 shares of its Common Stock to UNDC in exchange for the following considerations: (i) cash payment of $10,000; (ii) execution of a promissory note in the amount of $300,000; and (iii) the execution of a Management and Development Agreement, pursuant to which the Company will receive as compensation, 25% of the net profits of a power plant facility for 7 years beginning from the commencement date of operations scheduled for September 2001. Upon the closing of the transaction the existing management of Focal resigned and a new management was appointed, consisting of representatives of UNDC.

UNDC, a majority shareholder of the Company, is a Native American company. UNDC is a financial holding corporation organized under the laws of the jurisdiction of the Navajo Nation. UNDC is 100% owned by Native American members.

The agreement whereby UNDC acquired controlling interest in the Company required that the real estate properties and related debt stated above be transferred to a new company called Superior Development Corporation. The major shareholder of Superior Development Corporation is Howard Palmer, former shareholder and former president of Focal Corporation. (See Note 4.)

On May 13, 2002, the Company changed its name to Indigenous Global Development Corporation (IGDC).

Indigenous Global Development Corporation, the new name for the Company, is now a Native American majority owned public corporation incorporated in the State of Utah. The majority of shares are owned by UNDC, a Navajo Nation Corporation. This ownership is the first majority owned public company by an American Indian entity within the United States. The objective of this company is to enter the commercial marketplace and attract capital for the development of Native American economic initiatives. The primary objective of this company is the development of energy merchant power plants. A secondary objective is the redevelopment of urban properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2002 presentation.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Through June 30, 2002, the Company has not had any significant revenue.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2002, the fair value of all financial instruments approximated carrying value.

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

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

As of June 30, 2002, the Company does not have any stock based compensation plans. Common stock issued for compensation or other services rendered are due to lack of cash to pay for services. The stock is issued at the discretion and approval of the Board of Directors of the Company.

Common stock and other equity instruments issued to any recipient for compensation or other services rendered are accounted for using the fair value method. Such method is based on the estimated fair value of (a) the services received or (b) the equity instrument issued, whichever is more reliably measurable. The estimated fair value of the warrants described in Note 6 ("Convertible Notes Payable") is shown in Note 12.

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

Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the convertible notes payable described in Note 6 are antidilutive. Therefore, such notes do not impact the weighted average number of common shares outstanding reported in the accompanying statement of operations (see Note 15).

Development Stage Company

IGDC has not generated any significant revenue since June of 1993. Since July 1, 1993, the accompanying financial statements have been prepared using the accounting formats prescribed for development stage companies.

NOTE 3 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses of $991,601 and $1,555,658 for the years ended June 30, 2002 and 2001, respectively, and $5,770,577 since inception of development stage. At June 30, 2002, current liabilities exceed current assets by approximately $756,770. The Company is dependent upon funds from investors and/or lenders to finance its cash requirements.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 4 - TRANSFER OF CERTAIN ASSETS AND LIABILITIES

During the year and in conformance with the original merger/acquisition agreement between UNDC, six properties previously owned by IGDC, were deeded out of the company to Superior Development Corporation (See Note 1). The property and related liens and encumbrances were transferred at net book value. The approximate net book value at October 2, 2001, the date the transfer took place, of the properties being transferred was a negative amount totaling $272,000.

On May 13, 2002, an Agreement entitled "Settlement Terms" was made between Howard Palmer, Superior, IGDC, Deni Leonard, Chairman of IGDC and UNDC and UNDC pursuant to which; (i) Howard Palmer transferred 1,134,000 shares of IGDC and 2,400,000 warrants of the Company to UNDC; (ii) the Company assigned to Superior a lawsuit pertaining to real estate property previously transferred by the Company to Superior; (iii) certain loans in the amount of $65,500 due to Howard Palmer from the Company was forgiven by Howard Palmer; (iv) Superior agreed to assume $602,120 of accounts payable that were on the books of the Company, the parties to the Agreement executed mutual releases, and; (v) Howard Palmer and Superior released any and all claim to any benefit from the Management and Development contract.

Also on May 13, 2002, a shareholder of IGDC and an officer of Superior, Donald Zink (Zink), entered into an agreement entitled "Settlement Agreement" with the Company and UNDC pursuant to which Zink transferred to UNDC 1,150,000 shares of the Company, retaining ownership of 571,000 shares and the assumption of $602,120 assumed by Superior pursuant to the Settlement Terms Agreement above referred to in the previous paragraph. The Parties also entered into mutual releases.

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

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at June 30, 2002:

Deferred tax asset - non-current                             $ 1,291,400
Deferred tax liability - non-current                                   -
                                                             ------------

                                                               1,291,400
Valuation allowance                                           (1,291,400)
                                                             ------------

Net deferred tax asset - non-current                         $         -
                                                             ============

At June 30, 2002, the Company had a deferred tax asset of approximately $1,291,400. The deferred tax asset results from ordinary loss carryforwards available to reduce future taxable income. Since there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against the deferred tax asset. The valuation allowance decreased $626,000 from June 30, 2001 to June 30, 2002.

The income tax benefit for the year ended June 30, 2002 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of state income tax at a rate of approximately 9%.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2002, the Company issued $275,000 of unsecured notes payable in exchange for cash with an option to convert such notes into common stock. The Company paid off one note for $1,000. At June 30, 2002, the Company has convertible notes payable outstanding, totaling $542,696. Such notes require monthly payments of interest only at the rate of 12% per annum and mature at various dates through December 31, 2003. All of the notes mature one year after issuance. Approximately $268,800 of these notes payable matured prior to June 30, 2002 and are in default. Interest payments are continuing to be paid monthly.

Per the note agreement, the notes payable are convertible into Company common stock at the note holder's option prior to maturity at the rate of one share for each $.50 of principal amount. Upon conversion, such stock is issued with warrants to purchase an equal number of shares of Company common stock over a three-year period at graduated prices as follows: (a) within year one at $1 per share; (b) between years one and two at $2 per share, and (c) thereafter at $3 per share. If not exercised, such warrants expire three years after issuance (see Note 12).

During the year ended June 30, 2002, certain note holders exercised their option to convert their notes (aggregating $295,400 in principal) to Company common stock in accordance with the above terms. Accordingly, the Company issued 663,408 shares of common stock and an equal amount of warrants to purchase shares of common stock of the Company to such note holders.

Interest expense relating to the above notes payable of $36,304 and $79,151 is included in Operating Costs and Expenses as of June 30, 2002 and 2001, respectively.

When the conversion feature is included in notes payable at the time of their original issuance, no gain or loss is recognized when such notes are converted into common stock.

NOTE 7 - DUE FROM RELATED PARTIES

The Company has the following amounts due at June 30, 2002:

    UNDC Community Foundation                                           $ 2,310
    Deni Leonard                                                          3,300
                                                                        --------

                                                                        $ 5,610
                                                                        ========

The balances due are unsecured and bear interest at 2.5%. Principal and interest is due June 30, 2004.

Subsequent to the balance sheet date, the $3,300 due from Deni Leonard was forgiven by the Board of Directors.

NOTE 8 - LOANS PAYABLE - RELATED PARTIES

Loans payable - related parties consisted of the following at June 30, 2002:

Loan payable - unsecured, non-interest loan payable to shareholder      $ 2,500
                                                                        --------

                                                                        $ 2,500
                                                                        ========

As of June 30, 2002, the above loan is in default.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

All prior litigation involving Focal Corporation has been transferred to Superior Development Corporation. (See Note 4.)

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent

As of June 30, 2002, the Company relocated their offices to San Francisco, California. They are sharing office space with United Native Depository Corporation on a month-to-month basis. Rent expense was $24,660 and $6,295 for the years ended June 30, 2002 and 2001, respectively.

SEC Filings

The Company's 10QSB's for the periods ended September 30, 2001, December 31, 2001 and March 31, 2002 were filed without having an auditor perform quarterly reviews.

NOTE 10 - RELATED PARTY TRANSACTIONS

Issuance of Common Stock to Officers and Directors (See Note 13)

The Company paid various expenses for management fees, consulting and reimbursement of other operating expenses during the year ended June 30, 2002 to related parties. These related parties included officers of the Company and UNDC, the majority shareholder. The amount paid was approximately $658,000 and is included in the operating statement under consulting, management and outside services.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

    Furniture and fixtures                                              $ 1,011
    Office equipment                                                      3,241
    Accumulated depreciation and amortization                              (729)
                                                                        --------

                                                                        $ 3,523
                                                                        ========

Depreciation for the years ended June 30, 2002 and 2001 was $1,034 and $318, respectively.

NOTE 12 - WARRANTS TO PURCHASE COMMON STOCK

From 1993 through 1998, the Company issued warrants in connection with the issuance of stock and the conversion of notes payable to purchase 1,684,832 of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants were outstanding, respectively. All warrants expire three years from the date of grant. As of June 30, 2002, these warrants were expired. The Board of Directors authorized to extend the expiration date of all warrants to May 14, 2004. All warrants will have a new grant date of May 14, 2001. At the date of grant, the Company estimated the fair value of the warrants to be $0.40 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.4%; a contractual life of one year; expected volatility of 170%; and no dividends. During the current year 878,800 of these warrants to the former president of the Company were cancelled.

For the fiscal year ended June 30, 2000, the Company issued warrants in connection with the conversion of notes payable to purchase 24,000 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants were outstanding, respectively. All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrant to be $0.50 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.0%; a contractual life of one year; expected volatility of 0%; and no dividends.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 12 - WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

For the fiscal year ended June 30, 2001, the Company issued warrants on various dates in connection with the conversion of notes payable to purchase 145,522 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively (see Note
6). All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrant to be $1.30 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.4%; a contractual life of one year; expected volatility of 170%; and no dividends.

During the current fiscal year the Company cancelled 1,521,200 previously issued warrants issued to a former officer of the Company, and 850,000 warrants to a former consultant.

An additional 500,000 previously issued warrants were exercised for shares of common stock. No money was paid for these shares.

As of June 30, 2002, there were 775,554 warrants outstanding with the weighted average exercise price of $1.00 per warrant.

NOTE 13 - SHAREHOLDERS' EQUITY

Restrictions on Dividends

Pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of June 30, 2002.

Issuance of Common Stock during the Fiscal Year

The fair market value of the Company's common stock varied during the year between $0.12 per share to $1.30 per share. During the year ended June 30, 2002, the Company issued common stock as follows:

1,000,000 shares of common stock were issued to the president and 98.8% shareholder of United Native Depository Corporation (UNDC) pursuant to the anti-dilution provisions of the Amended and Restated Stock Purchase Agreement dated as of May 15, 2001, by and between Focal Corporation and UNDC, which provisions were designed to ensure the 51% beneficial ownership of UNDC.

663,408 shares of stock were issued during the current fiscal year in consideration for conversion of notes and related interest payable. (See Note 6.)

In consideration for the exercise price for the issuance of 500,000 shares, the Company received a promissory note in the amount of $500,000. The Note was subsequently terminated and cancelled pursuant to the terms of the Settlement Agreement dated July 11, 2002, by and between Folsom Investment Trust, Lawrence
C. Gisner, Deni Leonard, UNDC and the Company.

3,124,240 shares were issued in consideration for cash at prices ranging from $0.10 to $1.00.

138,850 shares of stock were issued in exchange for relief of a prior year accounts payable.

The Company issued 3,017,026 shares of common stock in consideration for consulting fees and various services rendered. The number of shares was based upon the estimated market value and the agreed upon service value.

The Company issued 500,000 shares of common stock for land in Yucca Valley, which was subsequently transferred to Superior Development Corporation. (See
Note 4.)

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 13 - SHAREHOLDERS' EQUITY (CONTINUED)

Receivable from Sale of Stock

In consideration of the issuance of 20,183,792 shares of the Company common stock to United Native Depository Corporation, the Company received $10,000 cash and a note receivable for $300,000. The note is unsecured and accrues interest at 9% per annum. The entire balance of principal and accrued interest is due May 15, 2005. The note is reported as a reduction of shareholders' equity.

NOTE 14 - PROVISION FOR INCOME TAXES

The components of the (provision) benefit for income taxes are as follows:

                                                        2002           2001
                                                      --------       --------
         Current
               Federal                                $    --        $    --
               State                                   (1,240)          (900)
                                                      --------       --------

                                                      $(1,240)       $  (900)
                                                      ========       ========

As of June 30, 2002, for federal and state income tax purposes, the Company had approximately $3,400,000 and $1,000,000, respectively, of ordinary loss carryforwards available to reduce future taxable income. The federal net operating loss expires through 2022, while the state of California has currently suspended use of net operating losses.

NOTE 15 - NET LOSS PER SHARE

The following table illustrates the computation of basic and diluted loss per share:

                                                        2002          2001
                                                    ------------  ------------

     Basic net income (loss)                        $  (991,601)  $(1,555,658)
                                                    ============  ============

     Weighted average common shares outstanding      37,731,295    10,106,763
                                                    ------------  ------------

     Basic net and dilutive (loss) per share        $     (0.03)  $     (0.15)
                                                    ============  ============

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock warrants and the potential conversion of notes payable because their effect was antidilutive due to losses incurred by the Company during the periods presented.

NOTE 16 - DISCLOSURE OF MATERIAL ADJUSTMENTS

The following material adjustments were made during the fourth quarter:

     Management fee paid to a related party                            $ 392,365

     Income from relief of debt related to transfer of assets and
     liabilities to Superior Development Corporation                   $ 381,161

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors*, executive officers and significant personnel of the Company and their ages are as follows:

         Name                       Age                   Position
         ----                       ---                   --------

     Deni Leonard                   54             Chairman of the Board and
                                                   Chief Executive Officer

     Koji Homma                     28             Director and Secretary

     Richard Marshall               60             Former Director and President

     Charles R. Shirley             36             Former Director

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

         KOJI HOMMA has been a director and Secretary of the Company since December, 2001. Mr. Homma was born in Japan and is a graduate of Golden Gate University, San Francisco, California, having majored in Finance. He has worked on data analysis about national Tribal economic conditions and the potential for Tribal economic projects since he joined DLA Financial in the year 2000. He is currently Financial Operating Officer of United Native Depository Corporation, based in San Francisco. Through his experience, he is working on designing a finance structure that creates debt service for Tribal economnic projects.

         CHARLES R. SHIRLEY has been a director of the Company from May, 2001 until June, 2002. Mr. Shirley has over 20 years experience in the legal and business worlds. He is President of Cherokee Investments of Houston. Previously he was with Salomon Smith Barney. He has experience in raising funds for the broadcasting, gaming and environmental projects. He has held government positions with the Department of Justice, Interior and Energy. Mr. Shirley received an undergraduate degree from the University of Kansas (1985) and a law degree from Washburn University (1988).

         All directors hold office until the next annual meeting of shareholders of the Company and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

         All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' meetings. Messrs. Leonard, Homma and Shirley, received 100,000 shares f the Company's common stock, each, for their respective participation on the Company's Board of directors.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 2002 and thereafter, the Company believes that, during the Company's 2002 fiscal year, not all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         Mr. Leonard received $106,500.00 in compensation during fiscal year
2002.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of June 30, 2002, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

------------------- ------------------------------------ -------------------------- -------------------------
                           Name and Address                 Security Ownership             Percentage (3)
     Title of                     Of                         Amount and Nature                 Of
      Class                Beneficial Owners              Of Beneficial Ownership (2)        Class
------------------- ------------------------------------ -------------------------- -------------------------
      Common        United Native Depository
                    Corporation (4)                               Direct
                    433 California Street                       20,183,792                     50.32%
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Deni Leonard (1)
                    Chairman/CEO                                  Direct
                    433 California Street                       1,100,000                       2.74%
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Richard Marshall (1)
                    Former Director                                Direct                        *
                    433 California Street                          200,000
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Koji Homma (1)
                    Director                                      Direct
                    433 California Street                         130,000                        *
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Charles Shirley (1)
                    Former Director                                Direct                        *
                    433 California Street                          100,000
                    11th Floor
                    San Francisco, CA 92801
------------------- ------------------------------------ -------------------------- -------------------------
                        Officers and Directors as a group
                    (2 persons)                                 21,413,792                   53.38%

------------------- ------------------------------------ -------------------------- -------------------------

------------------
* less than one percent

         (1) The address of each officer and director is 433 California Street 11th Floor, San Francisco, CA 92801
         (2) Based upon 40,112,090 shares of Common Stock outstanding as of June 30, 2002. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
         (3) All percentages have been calculated to exclude any warrants and convertible securities which are immediately exercisable or convertible into shares of Common Stock by the particular shareholder.
         (4) Mr. Deni Leonard is the 98.5% shareholder for UNDC, the current Chairman of the Board of Directors and the CEO of the Company.

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

         During the year ended June 30, 2001, the Company issued 807,867 shares of common stock to a former officer for wages, accrued expenses and buy-out of the officers' employment agreement. The Company recorded an expense for the year ended June 30, 2001 of approximately $201,500 based on the estimated fair value of the services rendered in connection with the issuance of such shares. In addition, the Company issued 441,200 warrants to the former officer during the year ended June 30, 2001 relating to services rendered in or prior to the preceding fiscal year. Included in accrued expenses-related parties is $27,491 due to two former officers of the Company for past services rendered. See Financial Statements.

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

         As of June 30, 2001, there were 4,525,554 warrants outstanding with the weighted average exercise price of $1.36 per warrant. See the Financial Statements.

         Subsequent to June 30, 2001 and in conformance with the original merger/acquisition agreement between United Native Depository Corporation and the Company, the six properties currently owned by the Company, are to be deeded out of the company. They are to be transferred to a new corporation that is owned 80% by Donald Zink, Lawrence Gisner, Deni Leonard and Howard Palmer, with the remaining 20% being issued to the Company as consideration for the transfer of the property. The property and related liens and encumbrances are being transferred at estimated fair market value. The approximate net book value at June 30, 2001, of the properties being transferred is a negative amount totaling $272,000. The transfer took place October 2, 2001 (see the
Financial Statements). Deni Leonard is the Chairman and Chief Executive Officer of the Company and a sole shareholder of the United Native Depository Corporation, a majority shareholder of the Company.

         It is the Company's current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors or are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company. Subsequent to the end of the current fiscal year, on October 31, 2002, the Company forgave the repayment of $447,975.39 note payable by UNDC, because of the debt owed the Company to UNDC for expense advances, management and consulting fees incurred by UNDC in connection with the spin-off of Superior Development Corp., including a loan to Mr. Leonard of $3,300. See also Notes 7 and 10 to the Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
             ---------

         The following exhibits of the Company are included herein.

2.1      Amended and Restated Stock Purchase Agreement*

3.1      Articles of Incorporation of Focal Corporation, a Utah
         Corporation*

3.2      By-Laws of Focal Corporation*

10.1     Settlement Terms Agreement.

10.2     Settlement Agreement.

16.1     Letter on changes in certifying accountant*.

16.2     Letter on changes in certifying accountant*.

99.1     Certification Pursuant to 18 U.S.C. ss. 1350 of the Chief Executive
         Officer

----------
* Previously filed with the Commission.

         (b) Reports on Form 8-K
             -------------------

                  None
                                       19

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2003.

                                    Indigenous Global Development Corporation

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

/s/ Deni Leonard             Chairman and Chief Executive Officer               Date: 2/12/03
------------------------     (principal executive officer)
    Deni Leonard

/s/ Koji Homma               Director and Secretary                             Date: 2/12/03
------------------------
    Koji Homma