Form 10QSB
period 2002-09-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-02-25
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended September 30, 2002


     /_/       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934
                            For the transition period

                    from______________to____________________

                           Commission File No.0-22968

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
           (Name of small business issuer as specified in its charter)

       Utah                                                    87-0363789
----------------------                               ---------------------------
State of incorporation                               I.R.S. Employer I.D. Number

100 Bush Street Suite 600, San Francisco, California         94104
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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 41,487,888 on September 30, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                         Page
                                                         ----
            Balance sheet                                  3

            Statement of operations                        5

            Statement of shareholder's equity              6

            Statement of cash flows                        7

            Notes to financial statements                  9

            Plan of operations                             10

            Other information                              14

                     INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                  BALANCE SHEET
                                September 30, 2002
                             -----------------------

                                     ASSETS


Current assets:

   Prepaid expenses               $      263
   Accrued interest receivable        20,808
                                  -----------
       Total current assets           21,071
                                  -----------

Fixed assets:
   Furniture and equipment             4,251
   Accumulated depreciation             (942)
                                  -----------
       Total fixed assets              3,309
                                  -----------
Other assets:
   Deposits                            3,593
   Due from related party             34,847

                                  -----------
       Total other assets             38,440
                                  -----------

     Total assets                 $   62,820
                                  ===========



               The accompanying notes are an integral part of the
                         unaudited financial statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                  BALANCE SHEET
                               September 30, 2002
                            ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)






Current liabilities:

     Bank overdraft                   $     1,969
     Accounts payable                      95,587
     Accrued taxes                          1,575
     Loan payable - related party           2,500
     Accrued interest payable             149,986
     Notes and loans payable              622,800
                                      ------------

        Total current liabilities         874,417
                                      ------------

Long term liabilities:
    Convertible notes payable, net
       Of current                          19,896
                                      ------------

        Total liabilities                 894,313
                                      ------------

Shareholders' equity (deficit)

  Preferred stock (100,000,000
   shares authorized, no shares
   outstanding)                              -

  Common stock($0.10 par value;
   100,000,000 shares authorized,
   41,487,888 shares issued and
   outstanding                          4,148,790

   Paid in capital                      2,975,901
   Receivable from stock sale           ( 300,000)
   Retained earnings(deficit)          (7,656,184)
                                      ------------

     Total shareholders' (deficit)     (7,656,184)
                                      ------------

      Total liabilities and share-
        holders' deficit              $    62,820
                                      ============


               The accompanying notes are an integral part of the
                         unaudited financial statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF OPERATIONS
                       For the three month periods ending
                           September 30, 2002 and 2001
                                   (Unaudited)

                                   Three months ended September 30
                                   -------------------------------
                                      2002                  2001
                                  ------------         ------------

Revenue                           $         0          $         0
                                  ------------         ------------

Operating expenses

   Management and outside
      services                    $    71,914          $    35,807
   Professional services               14,275               28,328
   Interest expense                    16,401               53,397
   Depreciation                           214                  305
   Other expenses                      42,633              121,529
                                  ------------         ------------
    (Loss) from operations           (145,662)            (229,366)

Other income
   Interest income                          0               33,401
                                  ------------        ------------

     (Loss)before income taxes    $  (145,437)         $  (196,190)

Provision for income taxes               (225)                (225)
                                  ------------         ------------

Net (loss)                        $  (145,662)         $  (196,190)
                                  ============         ============

Loss per common share
 and common share
 equivalent                            ($0.01)              ($0.01)
                                  ============         ============


               The accompanying notes are an integral part of the
                         unaudited financial statements


                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 Year Ended June 30, 2002 and Three Months ended September 30, 2002
                                             (Unaudited)
                                            -------------
                                                                      Receivable
                             Common        Common       Paid-in       from stock    Retained
                             Shares        Stock        Capital          sale        Deficit         Total
                          ------------  ------------  ------------   ------------  ------------   ------------
Bal: 6/30/01               31,168,566    $3,116,857    $1,733,747    $  (300,000)  $(6,518,921)   $(1,637,154)

Stock issued to Company
officer to adjust
purchase of controlling
interest                    1,000,000       100,000      (100,000)            --            --             --

Stock issued for
conversion of notes
payable and interest          663,408        66,341       265,363             --            --        331,704

Exercise of warrants          500,000        50,000       (50,000)            --            --             --
for services

Sale of stock for cash      3,124,240       312,424       402,524             --            --        714,948

Stock issued for relief
of accounts payable           138,850        13,850        25,797             --            --         39,682

Stock issued for
services and bonuses        3,017,026       301,703       338,000             --            --        639,703


Stock issued for land         500,000        50,000       450,000             --            --        500,000

Net Loss                           --            --            --             --      (991,601)      (991,601)
                          ------------  ------------  ------------   ------------  ------------   ------------
                           40,112,090   $ 4,011,210   $ 3,065,431    $  (300,000)  $(7,510,522)   $  (733,881)

 Stock issued for
    Bonuses                 1,185,000       118,500       (97,650)            --            --         20,850

 Sale of stock for cash       190,800        19,080         8,120             --            --         27,200

 Net loss                          --            --            --             --      (145,662)      (145,662)
                          ------------  ------------  ------------   ------------  ------------   ------------


Bal:9/30/01                41,487,890   $ 4,148,790   $ 3,397,086    $  (300,000)  $(7,656,184)   $  (831,493)
                          ============  ============  ============   ============  ============   ============

                    The accompanying notes are an integral part of the unaudited financial statements.

                     INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF CASH FLOWS
                        For the three month periods ended
                           September 30, 2002 and 2001
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                              September 30,
                                                            2002          2001
                                                         ----------   ----------

Cash flows (used) in operating activities:

     Net (Loss)                                          $(145,662)   $(196,190)
     Stock issued for bonus and fees                        20,850      102,453
                                                         ----------   ----------
                                                          (124,812)     (93,737)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation                                               214          305
    Decrease (Increase) in cash deposits                   (12,500)
    Decrease (Increase) in accounts
       receivable                                          (29,237)     (82,657)
    Decrease (Increase) in interest
       receivable                                           (9,251)     (33,401)
    Decrease (Increase) in prepaid expense                     307        4,813
    Increase (Decrease) in accounts
      payable and accrued expenses                         151,130       70,147
                                                         ----------   ----------

     Net cash provided by (used in)
      operating activities                                (129,147)    (147,030)
                                                         ----------   ----------

Cash flows (used) by investing activities:
    Purchase of equipment                                        0         (430)
    Capitalized land development costs                                  (18,933)
                                                         ----------   ----------
      Total cash provided (used) by
        by financing activities:                                 0      (19,363)
                                                         ---------    ---------


Cash flows provided (used) by financing activities
    Borrowing                                              100,000
    Stock issued for accounts payable and interest                       56,985
    Issuance of common stock                                27,200      103,000
    Proceeds of mortgage
                                                         ----------   ----------
       Total cash provided by financing activities         127,200      159,985
                                                         ----------   ----------

      Net increase (decrease) in cash                       (1,947)      (6,408)
                                                         ----------   ----------

Cash at beginning of period                                    (22)       6,093
                                                         ----------   ----------

Cash (overdraft) at end of period                        $  (1,969)   $    (315)
                                                         ==========   ==========

               The accompanying notes are an integral part of the
                        unaudited financial statements

                                                             September 30
                                                          2002           2001
                                                      ------------  ------------

Non cash investing and financing activities:

   Stock issued for land acquisition                           0         500,000

   Stock issued for convertible notes                          0         191,749
                                                     ------------   ------------
                                                               0         691,749
                                                     ============   ============



               The accompanying notes are an integral part of the
                         Unaudited financial statements

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                         NOTES TO  FINANCIAL STATEMENTS
                           ---------------------------

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

4.       Income taxes:
         -------------

         The Company files Federal income and State franchise tax returns. Because of taxable loss carryforwards, the Company has not had a Federal tax liability. State franchise tax returns require a minimum tax which is accrued through the year.

5.       Common stock:
         -------------

         By agreement dated May 15, 2001, United Native Depository Corporation
         (UNDC) acquired 51% controlling interest in the Company. Common stock was issued to UNDC for cash and a promissory note of $300,000. The note is in the shareholder's equity section.

6.       Loss per common share:
         ---------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations
------------------
Indigenous Global Development Corporation is a Native American majority owned public corporation incorporated in the State of Utah. The majority of shares are owned by United Native Depository Corporation (UNDC), a Navajo Nation Corporation. This ownership is the first majority owned public company by an American Indian entity within the United States. The objective of this company is to enter the commercial marketplace and attract capital for the development of Native American economic initiatives. The design of this company is based on the primary development of energy merchant power plants. A secondary objective is the redevelopment of urban properies. There are many advantages which are available to Indian owned business that are not available to the general public.

These advantaes amount to a substantial savings for project finance. American Indian based projects located on reservation property can have these advantages within the power business:

Permitting:
-----------
The Tribal Nations have the authority to permit power plants within 15-30 days that are 50 megawatts or smaller. This advantage is substantial when compared to a non-reservation based project which will require at least 18-24 months of process work and at least 3-5 million dollars in costs.

Environmental Assessment
------------------------
the Tribal Governments also also have a unique relationship with the federal government relative to environmental assessment. This process can be permitted by the Tribe and approved by the Bureau of Indian Affairs. This process can take 15% of the time of a general environmental review by the state government.

Reservation Based Sites
-----------------------
The Tribal governments have industrial parks which have already completed their environmental assessments and are currently designated as development sites. Theses sites are all under Tribal authority and have all the attributes of an industrial park: land, water, electricity, access to natural gas and electrical transmission lines, zoning permits for industrial development and access to major highways.

Access to Water
---------------
The Tribal governments have water rights within the boundary of the reservations. These rights are related to the Treaties signed between the United States and the Indian Tribal Nations. The water is controlled by the Tribal government and is available to the industrial sites for power plants.

Natural Gas Supply
------------------
Tribal Nations currently own 17 trillion cubic feet of natural gas within the United States according to the Department of the Interior. In Canada, the estimate is at least 2-3 times the U.S. supply. The development of this natural gas source is minimal. However, the Tribes that do have the natural gas supply have indicated their willingness to enter into agreements to supply natural gas to the Indian owned merchant power plants in return for a percentage of the net revenue.
                                       10.

Tax Avoidance
-------------
Products delivered to a reservation site do not have to pay sales taxes on the product. The turbines which can amount to 15-150 million dollars would have a tax avoidance of 1.2 million dollars to 12 million dollars.

Federal Procurement Contracts
-----------------------------
The Federal Government has a program that sets aside approximately 4000 megawatts of power sales contracts for minority companies. This will be a primary advantage during times when power sales are diminished and the costs are escalating.

Community Reinvestment Act ("CRA") Equity and Debt
--------------------------------------------------
Minority companies are eligible for financing through the CRA. Banks that have merged have a responsibility to provide capital to the communities they served before the merger and after the merger. For example, Washington Mutual Bank has a 120 billion dollar commitment over a ten year period. This commitment was part of the merger between Washington Mutual and Dime Bancorp. The U.S. Comptroller of the Currency regulates the commitment. A bank can meet its obligations by contributing equity and debt to a minority company to finance major energy or other economic projects.

HUB Zone Programs
-----------------
Tribal areas are designated as HUB Zones and are therefore eligible for federal contributions from the federal government when a major contractor subcontracts with an American Indian business. The Federal Government will contribute up to 5% of the contract amount back to the subcontractor as an incentive to the major contractor.

Reservation based Natural Gas Pipeline
--------------------------------------
Many Indian Tribal reservations have negotiated natural gas pipeline system leases which permit the pipeline to use Tribal lands for transmission of the natural gas supply throughout the United States and Canada. These rights also often offer the Tribal reservations usage rights to the natural gas supply. Many of the Tribes have not used the rights to date and these rights can become a new source of natural gas supply and a new source of collateralized capital.

Reservation based transmission lines
------------------------------------
The major energy companies throughout the United States have leased Tribal lands to access the energy market by transmission of electrical power through the reservations. Theses transmission lines are another source of capital and negotiated power sales contracts. The Tribes have not used this structure to date but there is a future in negotiated leases for capital strategies.

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

The Company is planning to develop its merchant power plant projects over a twenty year period. The Company expects to develop the following within selected Tribal projects:

1. Feasibility Study
2. Tribal Lease
3. Tribal Permits: Air, Water, Land, Emissions, Construction
4. Electrical Interconnect Study
5. Natural Gas Study
6. Water Supply Study
7. Wastewater Study
8. Equipment Purchase Agreements
9. Engineering, Procurement, Construction Contracts (EPC Contract)
10. Operational and Management Plan
11. Overall Business Plan
12. Tribal Energy Department Permit Analysis (if necessary)
13. Tribal Employment Plan

The Energy projects to be owned by the Company that are not located on an Indian Reservation will not have all the benefits of a reservation based projedt. The projects located on an Indian reservation have the full authority of the sovereignty of the Tribal Treaty and therefore have the tax and permits benefits as well as the situs benefit of access to Tribal water and land.

The Company energy projects located off the reservation can expect to have the following benefits.

Access to Tribal Natural Gas
----------------------------
Tribes in the United States and Canada recognize Indian Corporations both on and off the reservation. Therefore, the Company energy projects will have access to Tribal natural gas and will economically benefit from negotiated reduced costs.

Access to Community Reinvestment Act Capital
--------------------------------------------
The company is a majority owned American Indian company and is therefore qualified for Community Reinvestment Act (CRA) capital. The fact that a project is located off the reservation does not preclude the project from eligibility for CRA financing. The CRA finance structure can enable the Company to access vast amounts of equity and debt funds from banks that have recently merged and are under an obligation to provide capital back to their respective communities.

Access to Federal Power Sales Seasides for Minority Firms
The federal government has a national setaside program for minority firms that have the capacity to provide energy to federal facilities, both military and general government. This program has up to 4,000 megawatts of power sale potential nationwide. The Company is qualified as a minority firm and therefore eligible for this federal program.

The Company intends to have a development team that will address all of the above areas to insure that it can provided the best possible energy program for the individual Tribes.

The Company has the unique opportunity to utilize the federal charter system which allows individuals of Tribes to pursue economic projects under the Section 17 provision. Section 17 of the ACT, 25 U.S.C. 477 which authorizes the Secretary of the Interior to rcognize the charter of incorporation of Tribal business corporations for the purpose of seperation between governmental and business functions.

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

The Company is at the early stage of implementing its business model. To date, the Company has not begun construction nor has the Company solidified all its contracts with third parties to enable it to proceed with construction.

The Company intends to raise funds for its projects by offering its securities for sale in a private offering. No specific plans have been made with respect to the size of the proposed offering.

Plans to revitalize the downtown area of Pittsburg, California for commerical and residential renovation have been dropped.

Results of operations:
---------------------

     The Company had no revenue from operations during the three months ended September 30, 2002 and 2001.

     The Company's expenses during the three months ended September 30, 2002 and 2001 amounted to $145,662 and $229,591 respectively. Expenses decreased by $83,929 (37%). This is due to decreased consulting fees. Interest expense decreased by $36,996 because of the assignment of properties and associated liabilities to Superior Development, Inc.


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

At September 30, 2002, the Company had total liabilities of $894,313, of which
(i)$1,969 represented a bank overdraft, (ii) $149,986 represents accrued interest (iii) $739,858 represented notes, accounts payable and accrued taxes and (iv) $2,500.00 represented advances by UNDC, the majority shareholder. On that same date, the Company had total assets of $62,820, of which (i)$34,847 was a receivable from UNDC, the majority shareholder and (ii)$20,808 represented interest receivable and (iii) $3,856 represented deposits and prepaid expense, and (iv) $3,309 represented fixed assets.


Review by independent accountants
---------------------------------

Securities and Exchange Commission rules and regulations require that interim financial statements be reviewed by independent accountants prior to filing. Because of time constraints for filing, sufficient time was not available for this review.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

Community Bank of the Bay vs. DLA Financial and Deni Leonard, IGDC. Order of September 25 added UNDC, IGDC, and Navillus Associates as defendants. An appeal hav been taken to California Appellate Court in San Francisco. Record on appeal has been filed. Opening Brief filed December 23, 2002.

John Daiza vs. Focal(IGDC) UNDC, Tom Burbank, Paul Faaola Group. Served 8-27-02. Answer filed November 21, 2002.

Pollet & Richardson vs, Focal. Claim for $64,360.12. In settlement Agreement Superior agreed to assume obligation to pay. The complaint of Pollet was amended on August 5, 2002 to add Superior as a

Project Design Consultant vs. Focal. Judgment dated September 12, 2000 for $69,413.65. Notice of lien mailed September 20, 2002 and Notice of Appeal filed October 11, 2002. Docketing Statement filed with Court of Appeal on November 22, 2002.

Squar Milner Reehl and Williamson vs. IGDC. Petition to confirm arbitration award of $54,316 on claim filed May 17, 2001 and award made August 27, 2002. Court is Superior Court, Orange County of California. Service was September 19, 2002. IGDC filed response to contest petition to confirm arbitration award on October 16, 2002.

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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     None

                                   SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: February 21, 2003                 FOCAL CORPORATION



                                       By: /S/ Deni Leonard
                                          --------------------------------
                                           Deni Leonard
                                           Chairman and Chief Executive Officer