Form 10QSB/A
period 2002-09-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-03-11
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB/A


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

                     INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                             STATEMENT OF CASH FLOWS
                        For the three month periods ended
                           September 30, 2002 and 2001
                     Increase (Decrease) in Cash Equivalents
                                   (Unaudited)
                               -------------------

                                                              September 30,
                                                            2002          2001
                                                         ----------   ----------

Cash flows (used) in operating activities:

     Net (Loss)                                          $(145,662)   $(196,190)
     Stock issued for bonus and fees                        20,850      102,453
                                                         ----------   ----------
                                                          (124,812)     (93,737)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation                                               214          305
    Decrease (Increase) in cash deposits                   (12,500)
    Decrease (Increase) in accounts
       receivable                                          (29,237)     (82,657)
    Decrease (Increase) in interest
       receivable                                           (9,251)     (33,401)
    Decrease (Increase) in prepaid expense                     307        4,813
    Increase (Decrease) in accounts
      payable and accrued expenses                         151,130       70,147
                                                         ----------   ----------

     Net cash provided by (used in)
      operating activities                                (129,147)    (147,030)
                                                         ----------   ----------

Cash flows (used) by investing activities:
    Purchase of equipment                                        0         (430)
    Capitalized land development costs                                  (18,933)
                                                         ----------   ----------
      Total cash provided (used) by
        by financing activities:                                 0      (19,363)
                                                         ----------   ----------


Cash flows provided (used) by financing activities
    Borrowing                                              100,000
    Stock issued for accounts payable and interest                       56,985
    Issuance of common stock                                27,200      103,000
    Proceeds of mortgage
                                                         ----------   ----------
       Total cash provided by financing activities         127,200      159,985
                                                         ----------   ----------

      Net increase (decrease) in cash                       (1,947)      (6,408)
                                                         ----------   ----------

Cash at beginning of period                                    (22)       6,093
                                                         ----------   ----------

Cash (overdraft) at end of period                        $  (1,969)   $    (315)
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

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     Exhibit 99.1 Certification

                                   SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: March 6, 2003                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION



                                       By: /S/ Deni Leonard
                                          --------------------------------
                                           Deni Leonard
                                           Chairman and Chief Executive Officer

                            CERTIFICATION


I, Deni Leonard, Chairman and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of INDIGENOUS GLOBAL DEVELOPMENT CORPORATION (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


3/5/03                                   /s/ Deni Leonard
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

3/5/03                                   /s/ Deni Leonard
---------------                            -------------------------------------
Date                                       Principal Financial Officer