Form 10QSB/A
period 2002-12-31
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-06-25
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                  FORM 10-QSB/A

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended December 31, 2002


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


                                 (415) 283-4757
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes____  No__X__


     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 47,590,632 on June 17, 2003.

                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                    INDEX




         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).                               Page(s)

         Condensed Balance Sheet  - December 31, 2002                       3

         Statements of Operations for the three and six months
         ended December 31, 2002 and 2001 and for the period
         from inception of development stage, July 1, 1993 to
         December 31, 2002                                                  4

         Statements of Stockholders' Deficit for the three
         months ended December 31, 2002 and for the period
         from inception of development stage, July 1,
         1993 to December 31, 2002                                        5 - 7

         Statements of Cash Flows for the six months ended
         December 31, 2002 and 2001 and for the period from
         inception of development stage, July 1, 1993 to
         December 31, 2002                                                8 - 9

         Notes to unaudited financial statements                         10 - 14

Item 2.   Plan of Operations                                             15 - 20

Item 3.   Controls and Procedures                                          20


         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 21

Item 2.  Changes in Securities                                             21

Item 3.  Defaults Upon Senior Securities                                   22

Item 4.  Submission of Matters to a Vote of Security Holders               22

Item 5.  Other Information                                                 22

Item 6.  Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                 23

Item 1: FINANCIAL STATEMENTS (UNAUDITED)


                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET

                                                                    December 31,
                                                                       2002
                                                                    ------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $    71,621
     Prepaid expenses                                                        93
                                                                    ------------

         Total current assets                                            71,714
                                                                    ------------

FIXED ASSETS, net of accumulated depreciation of $1,155                   4,390
                                                                    ------------

OTHER ASSETS
     Interest receivable from parent company                             43,559
     Deferred costs                                                      50,000
     Deposits                                                             3,617
                                                                    ------------

         Total other assets                                              97,176
                                                                    ------------

         TOTAL ASSETS                                               $   173,280
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $   356,769
     Accrued interest payable                                           152,025
     Due to parent company                                              324,166
     Due to related parties                                               2,500
     Notes payable                                                      525,696
                                                                    ------------

         Total current liabilities                                    1,361,156
                                                                    ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value; 100,000,000 shares
         authorized; zero shares issued and outstanding                      --
     Common stock, $0.10 par value; 100,000,000 shares
         authorized; 43,011,708 shares issued and outstanding         4,301,172
     Additional paid-in capital                                       2,994,828
     Private placement for common stock                                 100,000
     Note receivable from parent company on sale of stock              (300,000)
     Deficit accumulated before the development stage                (1,739,945)
     Deficit accumulated during the development stage                (6,543,931)
                                                                    ------------

         Total stockholders' deficit                                 (1,187,876)
                                                                    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   173,280
                                                                    ============

The accompanying notes form an integral part of these unaudited financial statements.

                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                      UNAUDITED STATEMENTS OF OPERATIONS

                                                                                                                 For the
                                                                                                              Period July 1,
                                                                                                                   1993
                                                                                                              (inception of
                                                                                                               development
                                                   For The Three Months Ended     For The Six Months Ended      stage) to
                                                   December 31    December 31    December 31    December 31    December 31
                                                      2002            2001           2002           2001           2002
                                                   ------------   ------------   ------------   ------------   ------------

Net revenue from sale of land                               --             --             --             --         81,256
                                                   ------------   ------------   ------------   ------------   ------------

Operating expenses:
    General, selling and administrative expenses       434,018        128,634        476,865        215,293      2,608,889
    Consulting and management services                 122,487        104,530        194,401        174,900      2,275,567
    Officers salary                                     20,000             --         20,000             --        966,500
    Professional fees                                   36,650         28,160         50,925         47,100        397,426

                                                   ------------   ------------   ------------   ------------   ------------

       Total operating expenses                        613,155        261,324        742,191        437,293      6,248,382
                                                   ------------   ------------   ------------   ------------   ------------

Operating loss                                        (613,155)      (261,324)      (742,191)      (437,293)    (6,167,126)
                                                   ------------   ------------   ------------   ------------   ------------

Other income (expense):
    Gain on transfer of assets                              --             --             --             --        381,161
    Gain on extinguishment of debt                          --             --             --             --        213,843
    Interest income                                      6,750          6,750         13,500         13,500         43,559
    Loss on impairment of land                              --             --             --             --       (277,356)
    Interest expense                                   (28,037)       (30,592)       (44,438)       (83,989)      (728,747)
                                                   ------------   ------------   ------------   ------------   ------------

       Total other income (expense)                    (21,287)       (23,842)       (30,938)       (70,489)      (367,540)
                                                   ------------   ------------   ------------   ------------   ------------

Operating loss before income taxes                    (634,442)      (285,166)      (773,129)      (507,782)    (6,534,666)

Provision for income taxes                                  --           (225)          (225)          (450)        (9,265)
                                                   ------------   ------------   ------------   ------------   ------------

Net loss                                              (634,442)      (285,391)      (773,354)      (508,232)    (6,543,931)
                                                   ============   ============   ============   ============   ============

Net loss per common share
    - basic and diluted                            $     (0.02)   $     (0.01)   $     (0.02)   $     (0.01)   $     (0.20)
                                                   ============   ============   ============   ============   ============

Weighted average number of common
    shares outstanding
    - basic and diluted                             42,249,799     34,372,807     41,561,899     34,957,307     33,465,369
                                                   ============   ============   ============   ============   ============

The accompanying notes form an integral part of these unaudited financial statements.



                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (A Development Stage Company)
                                      UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                         FROM INCEPTION OF DEVELOPMENT STAGE, JULY 1, 1993 TO DECEMBER 31, 2002


                                                                                          Accumulated    Accumulated
                                                                                            Deficit       Deficit
                                                             Additional     Receivable     Before the    During the        Total
                                                              Paid-In      from Sale of    Development   Development   Stockholders'
                                      Common Stock            Capital         Stock          Stage          Stage         Deficit
                              ---------------------------   ------------   ------------   ------------   ------------   ------------
                                 Shares        Amount
                              ------------   ------------

BALANCE, JULY 1, 1993, AT
  BEGINNING OF DEVELOPMENT
  STAGE                         1,526,396    $   152,640    $ 1,576,181    $        --    $(1,739,945)   $        --    $   (11,124)

Stock issued for services         349,960         34,996         21,484             --             --             --         56,480

Sale of Stock                     414,120         41,412        165,648             --             --             --        207,060

Net Loss                               --             --             --             --             --       (473,122)      (473,122)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 1994          2,290,476    $   229,048    $ 1,763,313    $        --    $(1,739,945)   $  (473,122)   $  (220,706)

Stock issued for services         114,800         11,480         45,920             --             --             --         57,400

Stock issued to officer in
  lieu of salary                  200,000         20,000         80,000             --             --             --        100,000

Stock issued in payment
  of note                          10,000          1,000          4,000             --             --             --          5,000

Sale of Stock                      75,400          7,540         30,160             --             --             --         37,700

Net Loss                               --             --             --             --             --       (512,625)      (512,625)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 1995          2,690,676    $   269,068    $ 1,923,393    $        --    $(1,739,945)   $  (985,747)   $  (533,231)

Net Loss                               --             --             --             --             --       (268,936)      (268,936)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 1996          2,690,676    $   269,068    $ 1,923,393    $        --    $(1,739,945)   $(1,254,683)   $  (802,167)

Stock issued for services         409,900         40,990        163,960             --             --             --        204,950

Stock issued to officer in
  lieu of salary                  240,000         24,000         96,000             --             --             --        120,000

Net Loss                               --             --             --             --             --       (500,303)      (500,303)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 1997          3,340,576    $   334,058    $ 2,183,353    $        --    $(1,739,945)   $(1,754,986)   $  (977,520)

Retirement of common stock        (31,339)        (3,134)         3,134             --             --             --             --

Stock issued for services           4,600            460          1,840             --             --             --          2,300

Stock issued to officer in
  lieu of salary                  240,000         24,000         96,000             --             --             --        120,000

Stock issued in payment
  of notes                        123,000         12,300         49,200             --             --             --         61,500

Net Loss                               --             --             --             --             --       (301,586)      (301,586)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 1998          3,676,837    $   367,684    $ 2,333,527    $        --    $(1,739,945)   $(2,056,572)   $(1,095,306)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

The accompanying notes form an integral part of these unaudited financial statements.



                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (A Development Stage Company)
                                UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                         FROM INCEPTION OF DEVELOPMENT STAGE, JULY 1, 1993 TO DECEMBER 31, 2002


                                                                                          Accumulated    Accumulated
                                                                                            Deficit       Deficit
                                                             Additional     Receivable     Before the    During the        Total
                                                              Paid-In      from Sale of    Development   Development   Stockholders'
                                      Common Stock            Capital         Stock          Stage          Stage         Deficit
                              ---------------------------   ------------   ------------   ------------   ------------   ------------
                                 Shares        Amount
                              ------------   ------------

BALANCE, JUNE 30, 1998          3,676,837    $   367,684    $ 2,333,527    $        --    $(1,739,945)   $(2,056,572)   $(1,095,306)

Stock issued for services         102,000         10,200         40,800             --             --             --         51,000

Stock issued to officer in
  lieu of salary                  180,000         18,000         72,000             --             --             --         90,000

Stock issued for payment
  of accrued wages                360,000         36,000        144,000             --             --             --        180,000

Sale of stock                      25,000          2,500         22,500             --             --             --         25,000

Net Loss                               --             --             --             --             --       (446,978)      (446,978)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 1999          4,343,837    $   434,384    $ 2,612,827    $        --    $(1,739,945)   $(2,503,550)   $(1,196,284)

Stock issued for services           1,415            141            565             --             --             --            706

Stock issued for broker
  fees                             87,946          8,795         (8,795)            --             --             --             --

Stock issued to purchase
  land                          1,170,266        117,026       (117,026)            --             --             --             --

Stock issued upon
  conversion  of notes
  payable                          24,000          2,400          9,600             --             --             --         12,000

Stock issued for payment
  of accrued wages and
  directors fees                  829,916         82,992        183,200             --             --             --        266,192

Stock issued to for
  charitable contribution         180,000         18,000        (18,000)            --             --             --             --

Net Loss                               --             --             --             --             --       (719,768)      (719,768)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 2000          6,637,380    $   663,738    $ 2,662,371    $        --    $(1,739,945)   $(3,223,318)   $(1,637,154)

Retirement of common stock
  held in escrow for
  purchase of land                (16,594)        (1,659)         1,659             --             --             --             --

Stock issued to purchase
  land                             66,831          6,683         (6,683)            --             --             --             --

Stock issued to officer
  and outside consultants
  in lieu of salaries
  and fees                      1,465,000        146,500        586,000             --             --             --        732,500

Stock issued to officer
  and outside consultants
  for buy-out agreements        2,250,001        225,000         45,000             --             --             --        270,000

Stock issued for payment
  of accrued wages                412,634         41,264         73,970             --             --             --        115,234

Stock issued upon
  conversion of notes
  payable                         145,522         14,552         58,209             --             --             --         72,761

Sale of stock                  20,207,792      2,020,779     (1,686,779)      (300,000)            --             --         34,000

Net Loss                               --             --             --             --             --     (1,555,658)    (1,555,658)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 2001         31,168,566    $ 3,116,857    $ 1,733,747    $  (300,000)   $(1,739,945)   $(4,778,976)   $(1,968,317)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

The accompanying notes form an integral part of these unaudited financial statements.


                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (A Development Stage Company)
                                UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                         FROM INCEPTION OF DEVELOPMENT STAGE, JULY 1, 1993 TO DECEMBER 31, 2002


                                                                                          Accumulated    Accumulated
                                                                                            Deficit       Deficit
                                                             Additional     Receivable     Before the    During the        Total
                                                              Paid-In      from Sale of    Development   Development   Stockholders'
                                      Common Stock            Capital         Stock          Stage          Stage         Deficit
                              ---------------------------   ------------   ------------   ------------   ------------   ------------
                                 Shares        Amount
                              ------------   ------------

BALANCE, JUNE 30, 2001         31,168,566    $ 3,116,857    $ 1,733,747    $  (300,000)   $(1,739,945)   $(4,778,976)   $(1,968,317)

Stock issued to purchase
  land                            500,000         50,000        450,000             --             --             --        500,000

Stock issued to officer to
  adjust controlling
  interest                      1,000,000        100,000       (100,000)            --             --             --             --

Exercise of warrants for
  services                        500,000         50,000        (50,000)            --             --             --             --

Stock issued for payment
  of accrued wages and
  bonuses                       3,017,026        301,703        338,000             --             --             --        639,703

Stock issued upon
  conversion of notes
  payable                         663,408         66,341        265,363             --             --             --        331,704

Stock issued for payment
  of accounts payable             138,850         13,885         25,797             --             --             --         39,682

Sale of stock                   3,124,240        312,424        402,524             --             --             --        714,948

Net Loss                               --             --             --             --             --       (991,601)      (991,601)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, JUNE 30, 2002         40,112,090    $ 4,011,210    $ 3,065,431    $  (300,000)   $(1,739,945)   $(5,770,577)   $  (733,881)

Stock issued for payment
  of accrued wages and
  bonuses                       1,185,000        118,500        (97,650)            --             --             --         20,850

Sale of stock                     190,800         19,080          8,120             --             --             --         27,200

Net Loss                               --             --             --             --             --       (138,912)      (138,912)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, SEPTEMBER 30, 2002    41,487,890    $ 4,148,790    $ 2,975,901    $  (300,000)   $(1,739,945)   $(5,909,489)   $  (824,743)

Stock issued for payment
  of accrued wages and
  bonuses                         954,000         95,400         (9,000)            --             --             --         86,400

Stock issued upon
  conversion of notes
  payable                          69,818          6,982         27,927             --             --             --         34,909

Private placement for
  common stock to
  be issued                            --        100,000             --             --             --             --        100,000

Sale of stock                     500,000         50,000             --             --             --             --         50,000

Net Loss                               --             --             --             --             --       (634,442)      (634,442)
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2002     43,011,708    $ 4,401,172    $ 2,994,828    $  (300,000)   $(1,739,945)   $(6,543,931)   $(1,187,876)
                              ============   ============   ============   ============   ============   ============   ============

The accompanying notes form an integral part of these unaudited financial statements.

                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                    (A Development Stage Company)
                                 UNAUDITED STATEMENTS OF CASH FLOWS

                                     INCREASE (DECREASE) IN CASH

                                                                                                     For the
                                                                                                   Period July
                                                                                                     1, 1993
                                                                                                  (inception of
                                                                                                   development
                                                                      For The Six Months Ended      stage) to
                                                                     ---------------------------   ------------
                                                                     December 31,   December 31,   December 31,
                                                                         2002           2001           2002
                                                                     ------------   ------------   ------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

    NET LOSS                                                            (773,354)      (508,232)    (6,543,931)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

       Stock issued for services performed                               107,250        102,453      2,599,427
       Loss on impairment of land and assets                                  --             --        277,356
       Non-cash compensation and promotion                                    --             --         83,960
       Expense paid by a reduction of loan commitment fee                     --             --         30,000
       Depreciation                                                          426            305          1,778
       Net transfer of assets and liabilities to fellow subsidiary            --             --       (381,161)

    CHANGES IN ASSETS (LIABILITIES):
       (INCREASE) DECREASE IN ASSETS:
          Prepaid expenses and other receivables                             477       (458,215)           (93)
          Due from related party                                           5,610             --          5,610
          Interest receivable from parent company                        (13,500)       (75,033)       (43,559)
          Deferred costs                                                 (50,000)            --        (50,000)
          Deposits                                                           (24)       (10,000)         6,383

       INCREASE (DECREASE) IN LIABILITIES:
          Accounts payable and accrued expenses                          264,906        236,390      1,561,060
          Accrued interest payable                                        11,870             --        188,329
          Due to parent company                                          324,166             --        324,166
                                                                     ------------   ------------   ------------

            Total adjustments                                            651,181       (204,100)     4,603,256
                                                                     ------------   ------------   ------------

            Net cash used in operating activities                       (122,173)      (712,332)    (1,940,675)
                                                                     ------------   ------------   ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Capitalized land development costs                                        --        (18,933)      (181,877)
    Refundable loan commitment fee                                            --             --        (30,000)
    Purchase of equipment                                                 (1,293)          (408)       (13,322)
    Advances to related parties                                               --             --         (5,610)
    Purchase of land                                                          --             --         (4,620)
                                                                     ------------   ------------   ------------

            Net cash used in investing activities                         (1,293)       (19,341)      (235,429)
                                                                     ------------   ------------   ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                77,200        643,191      1,185,358
    Proceeds from convertible notes payable                               17,909         54,000      1,028,766
    Proceeds from private placement for common stock                     100,000             --        100,000
    Proceeds from mortgage                                                    --             --        178,750
    Advances from related parties                                             --             --         22,442
    Repayment of notes payable                                                --             --        (17,000)
    Repayment of notes to parent company                                      --             --       (250,591)
                                                                     ------------   ------------   ------------

            Net cash provided by financing activities                    195,109        697,191      2,247,725
                                                                     ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                           71,643        (34,482)        71,621

CASH - BEGINNING OF PERIOD                                                   (22)         6,093             --
                                                                     ------------   ------------   ------------

CASH - END OF PERIOD                                                      71,621        (28,389)        71,621
                                                                     ============   ============   ============

The accompanying notes form an integral part of these unaudited financial statements.



                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                    (A Development Stage Company)
                           UNAUDITED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     INCREASE (DECREASE) IN CASH

                                                                                                     For the
                                                                                                   Period July
                                                                                                     1, 1993
                                                                                                  (inception of
                                                                                                   development
                                                                      For The Six Months Ended      stage) to
                                                                     ---------------------------   ------------
                                                                     December 31,   December 31,   December 31,
                                                                         2002           2001           2002
                                                                     ------------   ------------   ------------

SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                    $    42,242    $    83,989    $   310,230
                                                                     ============   ============   ============

    Income taxes paid                                                $        --    $        --    $     7,073
                                                                     ============   ============   ============

SUPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Conversion of notes payable and interest accrued
       to common stock                                               $        --    $   300,804    $   493,965
                                                                     ============   ============   ============

    Assumption of debt in connection with the acquistion
       of land held for development                                  $        --    $        --    $   873,000
                                                                     ============   ============   ============

    Receivable from sale of stock                                    $        --    $        --    $   300,000
                                                                     ============   ============   ============

    Common stock issued for payment of accounts payable              $        --    $        --    $   154,916
                                                                     ============   ============   ============

    Common stock issued for purchase of land                         $        --    $   500,000    $   500,000
                                                                     ============   ============   ============

    Transfer of land, furniture and related liabilities
       to fellow subsidiary                                          $        --    $  (466,019)   $  (466,019)
                                                                     ============   ============   ============

    Officer loans forgiven on transfer to fellow subsidiary          $        --    $        --    $    65,500
                                                                     ============   ============   ============

The accompanying notes form an integral part of these unaudited financial statements.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------
                                DECEMBER 31, 2002
                                -----------------


1.       Description of Business and Nature of Operations:
         -------------------------------------------------

         Indigenous Global Development Corporation ("IGDC" or the "Company"), formerly Focal Development Corporation, is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. IGDC has not generated any significant revenues since June 1993. These financial statements have therefore been prepared using the accounting formats prescribed for development stage companies since July 1, 1993.

         The Company was incorporated under the laws of the State of Utah on August 12, 1980. After several years of unprofitable operations the Company sold off its assets and approved a new business plan in 1993 to acquire and develop community shopping centers and other types of operating real properties. This commenced the current development stage operations from July 1, 1993.

         On May 15, 2001 the Company entered into an Amended and Restated Stock Purchase Agreement with United Native Depository Corporation ("UNDC") whereby the Company issued 20,183,792 shares of its common stock to UNDC in exchange for a cash payment of $10,000, a promissory note for $300,000 and a Management and Development Agreement, pursuant to which the Company would receive as compensation, 25% of the net profits of the Cabazon Power Plant facility for 7 years from the commencement of operations. Following this agreement, UNDC obtained a majority ownership interest and became our parent company (the "Parent Company").

         In May 2002, the name of the Company was changed to Indigenous Global Development Corporation, and the real estate assets of the Company were transferred to a fellow subsidiary. IGDC is the first majority owned public company by an American Indian entity within the United States. The objective of IGDC is to enter the commercial marketplace and attract capital for the development of Native American economic initiatives. IGDC's primary objective is the development of energy merchant power plants. A secondary objective is the redevelopment of urban properties. There are many advantages which are available to Indian owned business that are not available to the general public.


2.       Basis of presentation:
         ----------------------

         These condensed financial statements have been prepared by the Company without audit. In the opinion of Management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Indigenous Global Development Corporation as of December 31, 2002, the results of its operations, changes in equity and cash flows for the periods ended December 31, 2002 and 2001 and for the period from inception of the development stage, July 1, 1993 to December 31, 2002.

         The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10 - KSB for the year ended June 30, 2002.

         These financial statements have been prepared on the going concern basis. At present, the Company has no operations and is dependent on funds from borrowing and private financing to fund its day-to-day cash requirements. Although Management believes the Company will be able to obtain sufficient funds to continue operations and build power plants, there can be no assurance that sufficient financing will be available. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and funding or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is Management's objective to seek additional capital and funding sources to finance its future operations.


3.       Significant accounting policies:
         --------------------------------

         Property, furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful lives, which range from three to eight years.

         Costs that relate to development projects are capitalized and amortized over the expected useful lives that the projects are expected to generate revenues. Costs are allocated to project components by the specific identification method whenever possible. Interest costs are capitalized while development is in progress.

         Recent Accounting Pronouncements:

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the statement related to the rescission of statement 4 was required to be applied in fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not engaged in either of these activities.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. He interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations, as the Company has not elected To change to the fair value based method of accounting for stock-based employee compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entities Residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations as the Company does not have any consolidated entities.


4.       Income taxes:
         -------------

         The Company files Federal income and State franchise tax returns. Because of taxable loss carry-forwards, the Company has not had a Federal tax liability. State franchise tax returns require a minimum tax, which is accrued through the year.


5.       Common stock:
         -------------

         By agreement dated May 15, 2001, United Native Depository Corporation
         (UNDC) acquired 51% controlling interest in the Company. Common stock was issued to UNDC for cash and a promissory note of $300,000. The note is presented in the stockholders' deficit section of the balance sheet.

         During the three months ended December 31, 2002, the Company (i) issued 500,000 shares of common stock amounting to $50,000 as a prepayment for development costs on a natural gas project, (ii) issued 954,000 shares of common stock as payment for directors fees, accrued salaries and bonuses, and (iii) issued 69,818 shares of common stock on conversion of notes payable and accrued interest (see Note 7 below).

         The Company also received $100,000 from an investor as a private placement for common stock to be issued before June 30, 2003. This amount has therefore been included under the stockholders' section of the balance sheet.


6.       Loss per common share:
         ----------------------

         Basic and diluted loss per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock warrants and the potential conversion of notes payable because their effect was anti-dilutive due to losses incurred by the company during the periods presented.


7.       Notes Payable:
         --------------

         The convertible notes payable mature at various dates through December 31, 2003 and require interest payments only at either 10% or 12% per annum. Interest payments are being made on the notes when the Company has sufficient funds to make the monthly payments. However, the Company is in default on interest payments of approximately $140,000 and on certain notes of approximately $326,000. which matured prior to December 31, 2002.

         Per the note agreements, the notes are convertible into company common stock at the note holder's option prior to maturity at the rate of one share for each $0.50 of principal amount. Upon conversion, such stock is issued with warrants to purchase an equal number of shares of common stock over a three year period at graduated prices as follows: (i) within one year at $1.00 per share; (ii) between years one and two at $2.00 per share, and (iii) thereafter at $3.00 per share. If not exercised, such warrants expire three years after issuance.

         During the three months ended December 31, 2002, certain note holders exercised their option to convert their notes, aggregating $34,909 in principal and accrued interest, to common stock, in accordance with the above terms. Accordingly, the Company issued 69,818 shares of common stock and an equal amount of warrants to purchase shares of common stock of the company to such note holders.

         Interest expense relating to the above notes payable for the six months ended December 31, 2002 and 2001 totaled $19,502 and $18,440, respectively.


8.       Subsequent Events
         -----------------

         During January 2003, the Board of Directors authorized the issue of 1,500,000 shares of common stock at par value of $0.10 per share to the Chief Executive Officer as bonuses, at fair value of $150,000. In addition, the Board authorized the issue of 750,000 and 100,000 shares of common stock to the Chief Executive Officer and Company Secretary, respectively, for services to be rendered during the period January 1, 2003 to December 31, 2003 at fair values of $75,000 and $10,000, respectively.

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

Item 2.  PLAN OF OPERATIONS.


Critical Accounting Policies
----------------------------

As set forth in footnote 3. to the Company's financial statements "Significant Accounting Policies", the Company capitalizes costs that relate to development projects and amortizes the costs over the expected useful lives that the projects are expected to generate revenues. Costs are allocated to project components by the specific identification method whenever possible. Interest costs are capitalized while development is in progress.

Recent accounting pronouncements and their impact on the Company are detailed in footnote 3. to the financial statements.

Plan of Operations
------------------

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

The advantages available to Indian owned business that is not available to the general public amount to a substantial savings for project finance. American Indian based projects located on reservation property can have these advantages within the power business:

Permitting
----------

The Tribal Nations have the authority to permit power plants within 15-30 days that are 50 megawatts or smaller. This advantage is substantial when compared to a non-reservation based project, which will require at least 18-24 months of process work and at least 3-5 million dollars in costs.


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

Reservation Based Sites
-----------------------


The Tribal governments have industrial parks, which have already completed their environmental assessments and are currently designated as development sites. Theses sites are all under Tribal authority and have all the attributes of an industrial park: land, water, electricity, access to natural gas and electrical transmission lines, zoning permits for industrial development and access to major highways.


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

Tax Avoidance
-------------


Products delivered to a reservation site do not have to pay sales taxes on the product. The turbines, which can amount to 15-150 million dollars, would have a tax avoidance of 1.2 million dollars to 12 million dollars.


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

Community Reinvestment Act ("CRA") Equity and Debt
--------------------------------------------------


Minority companies are eligible for financing through the CRA. Banks that have merged have a responsibility to provide capital to the communities they served before the merger and after the merger. For example, Washington Mutual Bank has a 120 billion dollar commitment over a ten-year period. This commitment was part of the merger between Washington Mutual and Dime Bancorp. The U.S. Comptroller of the Currency regulates the commitment. A bank can meet its obligations by contributing equity and debt to a minority company to finance major energy or other economic projects.


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


The Company is planning to develop its merchant power plant projects over a twenty-year period. The Company expects to develop the following within selected Tribal projects:


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

The Energy projects to be owned by the Company that are not located on an Indian Reservation will not have all the benefits of a reservation based project. The projects located on an Indian reservation have the full authority of the sovereignty of the Tribal Treaty and therefore have the tax and permits benefits as well as the status benefit of access to Tribal water and land.

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


Access to Federal Power Sales Set-asides for Minority Firms
-----------------------------------------------------------

The federal government has a national set-aside program for minority firms that have the capacity to provide energy to federal facilities, both military and general government. This program has up to 4,000 megawatts of power sale potential nationwide. The Company is qualified as a minority firm and therefore eligible for this federal program.


The Company intends to have a development team that will address all of the above areas to ensure that it can provided the best possible energy program for the individual Tribes.


The Company has the unique opportunity to utilize the federal charter system which allows individuals of Tribes to pursue economic projects under the Section 17 provision - Section 17 of the ACT, 25 U.S.C. 477 which authorizes the Secretary of the Interior to recognize the charter of incorporation of Tribal business corporations for the purpose of separation between governmental and business functions.

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

During 2003, the Company has some ambitious performance goals to help it reach its strategic initiatives around tribal investment /development, energy and pharmaceutical programs in Indian country to exploit the advantage and opportunities noted above.

The Company intends to raise funds for its projects by offering its securities for sale in a private offering of $5 million to provide financing for its operations and its energy and pharmaceutical development programs.

The Company plans to hire additional staff to support the growth strategies in the following areas:

    -    Tribal development
    -    Energy
    -    Pharmaceuticals
    -    Finance
    -    Sales/Marketing

IGDC also intends to develop and sign key partnership agreements:

    - In energy markets to assist in the acquisition of power plants and sales of natural gas in the United States, and
    - In pharmaceutical markets to incorporate a pharmaceutical company and build and open a pharmaceutical distribution plant.
    -    To improve the number off projects as Financial Advisor for Native
         Tribes.


Liquidity and Capital Resources
-------------------------------

The Company had no revenue from operations during the three and six months ended December 31, 2002 and 2001.

At December 31, 2002 the Company had cash of $71,621 and negative working capital of $1,289,442. The increase in cash during the six months ended December 31, 2002 of $71,643 was due primarily to proceeds from the issue of stock of $195,109, less cash used in operations of $122,173 and $1,293 spent on the purchase of capital equipment.

Cash used in operations for the six months ended December 31, 2003 was $122,173 compared to cash used in operations of $650,798 for the corresponding period of the prior year. The main reason for the decrease was due to the cash provided by the parent company of $324,166.

At December 31, 2002, the Company had total liabilities of $1,361,156, of which $525,696 relates to convertible notes payable plus accrued interest of $152,025; $324,166 is owing to the parent company for financing and $325,090 is included in accounts payable as a provision for loss on the legal matters noted below under other inforrmation. The Company has a net working capital deficit of $1,289,442 and a stockholders' deficit of $1,187,876 at December 31, 2002.

The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no operations and is dependent on parent company and private financing to fund its day-to-day cash requirements. Although management believes the Company will be able to obtain sufficient funds to continue operations and build power plants, there can be no assurance that sufficient financing will be available. The inability to obtain such financing could have a material and adverse effect on the Company's operations.

Subsequent Events
-----------------

During January 2003, the Board of Directors authorized the issue of 1,500,000 shares of common stock to the Chief Executive Officer as bonuses, at fair value of $150,000. In addition, the Board authorized the issue of 750,000 and 100,000 shares of common stock to the Chief Executive Officer and Company Secretary, respectively, for services to be rendered during the period January 1, 2003 to December 31, 2003, at fair values of $75,000 and $10,000, respectively.


Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting within 90 days of the date of this report and believe that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------


The Company is in litigation for a complaint by Community Bank of the Bay for breach of promissory note and guarantees by DLA Financial and Deni Leonard Associates, Inc. It filed an appeal in October 2002, which was dismissed in January 2003. All parties signed a settlement agreement in January 2003. Settlement payment is a total sum of $137,000, which has been provided for, in these financial statements.

The Company is in litigation for a complaint involving a former officer and employee, John Diaza, who claims to have been fraudulently induced into an employee contract and breach of that contract. There is a motion by defendants for leave to file cross-complaint granted on March 25, 2003. This case is still in litigation, and no amounts or liability, if any, have been determined. The Company intends to defend the case vigorously and legal counsel believes the Company's case is strong. Consequently no provision for loss on this claim is included in these financial statements.

Pollet & Richardson claimed $64,360 in legal fees from Focal Corporation (IGDC) when the Company acquired the Focal Company. In a settlement agreement in May 2002, the assets were transferred to a fellow subsidiary that also assumed the obligation to pay this debt. A judgment was awarded in October 2002. In March 2003, IGDC was added as a judgment debtor and consequently provision has been made in these financial statements for this potential loss.

Project Design Consultant vs. Focal Corporation (IGDC). This was a debt obtained when the company acquired the Focal Company. Judgment dated September 12, 2000 for $69,413.65. Notice of lien mailed September 20, 2002 and Notice of Appeal filed October 2002. Docking statement filed with Court of Appeal on November 22, 2002. The decision is now before the court of appeal. Although the company intends to defend the case vigorously, provision for the potential loss has been made in these financial statements.

Squar Milner Reehl and Williamson vs. IGDC. Petition to confirm arbitration award of $54,316 on claim filed May 2001 and award made August 27, 2002 for audit services rendered during September 2002. Response filed to confirm arbitration award in October 2002. Arbitration award was confirmed in January 2003. This amount has been recorded and included in accounts payable.

A noteholder has submitted a claim for repayment of promissory notes totaling $100,000 that was funded during 1997. The matter is currently in litigation. As referred to in Note 7, the Company is in default for repayment of principal and interest on several of its convertible notes due to lack of funds to finance its operations and repay the notes. This debt is included in the convertible notes payable liability and all interest accrued has been provided for to December 31, 2002.



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

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------


     Exhibit 99.1  Certification of Chief Executive Officer and Chief
                   Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2  Certification Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     No reports on Form 8-K.

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:  June 12, 2003                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer