Form 10QSB/A
period 2002-12-31
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-06-27
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                        AMENDMENT NO. 1 ON FORM 10-QSB/A

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

     /_/       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934
                            For the transition period

                    from ______________to____________________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ____  No __X__

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

         Statements of Stockholders' Deficit for the six
         months ended December 31, 2002 and for the period
         from inception of development stage, July 1,
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

Item 1: FINANCIAL STATEMENTS (UNAUDITED)


                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET


                                                                    December 31,
                                                                        2002
                                                                    ------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $    71,621
     Prepaid expenses                                                        93
                                                                    ------------

         Total current assets                                            71,714
                                                                    ------------

FIXED ASSETS, net of accumulated depreciation of $1,155                   4,390
                                                                    ------------

OTHER ASSETS
     Interest receivable from parent company                             43,559
     Deferred costs                                                      50,000
     Deposits                                                             3,617
                                                                    ------------

         Total other assets                                              97,176
                                                                    ------------

         TOTAL ASSETS                                               $   173,280
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $   356,769
     Accrued interest payable                                           152,025
     Due to parent company                                              324,166
     Due to related parties                                               2,500
     Notes payable                                                      525,696
                                                                    ------------

         Total current liabilities                                    1,361,156
                                                                    ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value; 100,000,000 shares
         authorized; zero shares issued and outstanding                      --
     Common stock, $0.10 par value; 100,000,000 shares
         authorized; 43,003,887 shares issued and outstanding         4,300,389
     Additional paid-in capital                                       3,075,328
     Private placement for common stock                                 100,000
     Note receivable from parent company on sale of stock              (300,000)
     Deficit accumulated before the development stage                (1,739,945)
     Deficit accumulated during the development stage                (6,623,648)
                                                                    ------------

         Total stockholders' deficit                                 (1,187,876)
                                                                    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   173,280
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

                                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                               (A Development Stage Company)
                                             UNAUDITED STATEMENTS OF OPERATIONS

                                                                                                                 For the
                                                                                                              Period July 1,
                                                                                                                   1993
                                                                                                              (inception of
                                                   For The Three Months Ended     For The Six Months Ended     development
                                                   ---------------------------   ---------------------------    stage) to
                                                   December 31    December 31    December 31    December 31    December 31
                                                      2002            2001           2002           2001           2002
                                                   ------------   ------------   ------------   ------------   ------------
Net revenue from sale of land                               --             --             --             --         81,256
                                                   ------------   ------------   ------------   ------------   ------------

Operating expenses:
    General, selling and administrative expenses       405,985        128,634        476,082        215,293      2,608,106
    Consulting and management services                 177,237        104,530        249,151        174,900      2,330,317
    Officers salaries and directors' fees               23,000             --         45,750             --        992,250
    Professional fees                                   36,650         28,160         50,925         47,100        397,426
                                                   ------------   ------------   ------------   ------------   ------------

       Total operating expenses                        642,872        261,324        821,908        437,293      6,328,099
                                                   ------------   ------------   ------------   ------------   ------------

Operating loss                                        (642,872)      (261,324)      (821,908)      (437,293)    (6,246,843)
                                                   ------------   ------------   ------------   ------------   ------------

Other income (expense):
    Gain on transfer of assets                              --             --             --             --        381,161
    Gain on extinguishment of debt                          --             --             --             --        213,843
    Interest income                                      6,750          6,750         13,500         13,500         43,559
    Loss on impairment of land                              --             --             --             --       (277,356)
    Interest expense                                   (28,037)       (30,592)       (44,438)       (83,989)      (728,747)
                                                   ------------   ------------   ------------   ------------   ------------

       Total other income (expense)                    (21,287)       (23,842)       (30,938)       (70,489)      (367,540)
                                                   ------------   ------------   ------------   ------------   ------------

Operating loss before income taxes                    (664,159)      (285,166)      (852,846)      (507,782)    (6,614,383)

Provision for income taxes                                  --           (225)          (225)          (450)        (9,265)
                                                   ------------   ------------   ------------   ------------   ------------

Net loss                                              (664,159)      (285,391)      (853,071)      (508,232)    (6,623,648)
                                                   ============   ============   ============   ============   ============

Net loss per common share
    - basic and diluted                            $     (0.02)   $     (0.01)   $     (0.02)   $     (0.01)   $     (0.20)
                                                   ============   ============   ============   ============   ============

Weighted average number of common
    shares outstanding
    - basic and diluted                             42,249,799     34,372,807     41,561,899     34,957,307     33,465,369
                                                   ============   ============   ============   ============   ============

The accompanying notes form an integral part of these unaudited financial statements.

                                                             4.

                                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                    (A Development Stage Company)
                                            UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                               FROM INCEPTION OF DEVELOPMENT STAGE, JULY 1, 1993 TO DECEMBER 31, 2002

                                                                              Private      Accumulated   Accumulated
                                                                           Placement and     Deficit       Deficit
                                                               Additional    Receivable     Before the    During the       Total
                                                                Paid-In     from Sale of    Development   Development  Stockholders'
                                       Common Stock             Capital        Stock          Stage          Stage        Deficit
                                ---------------------------   ------------  ------------  ------------   ------------   ------------
                                   Shares         Amount
                                ------------   ------------
BALANCE, JULY 1, 1993, AT
  BEGINNING OF DEVELOPMENT
  STAGE                           1,526,396    $   152,640    $ 1,576,181   $        --   $(1,739,945)   $        --    $   (11,124)

Stock issued for services           349,960         34,996         21,484            --            --             --         56,480

Sale of Stock                       414,120         41,412        165,648            --            --             --        207,060

Net Loss                                 --             --             --            --            --       (473,122)      (473,122)
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------

BALANCE, JUNE 30, 1994            2,290,476    $   229,048    $ 1,763,313   $        --   $(1,739,945)   $  (473,122)   $  (220,706)

Stock issued for services           114,800         11,480         45,920            --            --             --         57,400

Stock issued to officer in
     lieu of salary                 200,000         20,000         80,000            --            --             --        100,000

Stock issued in payment of note      10,000          1,000          4,000            --            --             --          5,000

Sale of Stock                        75,400          7,540         30,160            --            --             --         37,700

Net Loss                                 --             --             --            --            --       (512,625)      (512,625)
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------

BALANCE, JUNE 30, 1995            2,690,676    $   269,068    $ 1,923,393   $        --   $(1,739,945)   $  (985,747)   $  (533,231)

Net Loss                                 --             --             --            --            --       (268,936)      (268,936)
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------

BALANCE, JUNE 30, 1996            2,690,676    $   269,068    $ 1,923,393   $        --   $(1,739,945)   $(1,254,683)   $  (802,167)

Stock issued for services           409,900         40,990        163,960            --            --             --        204,950

Stock issued to officer in
     lieu of salary                 240,000         24,000         96,000            --            --             --        120,000

Net Loss                                 --             --             --            --            --       (500,303)      (500,303)
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------

BALANCE, JUNE 30, 1997            3,340,576    $   334,058    $ 2,183,353   $        --   $(1,739,945)   $(1,754,986)   $  (977,520)

Retirement of common stock          (31,339)        (3,134)         3,134            --            --             --             --

Stock issued for services             4,600            460          1,840            --            --             --          2,300

Stock issued to officer in
     lieu of salary                 240,000         24,000         96,000            --            --             --        120,000

Stock issued in payment of notes    123,000         12,300         49,200            --            --             --         61,500

Net Loss                                 --             --             --            --            --       (301,586)      (301,586)
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------

BALANCE, JUNE 30, 1998            3,676,837    $   367,684    $ 2,333,527   $        --   $(1,739,945)   $(2,056,572)   $(1,095,306)
0

Stock issued for services           102,000         10,200         40,800            --            --             --         51,000

Stock issued to officer in
     lieu of salary                 180,000         18,000         72,000            --            --             --         90,000

Stock issued for payment of
     accrued wages                  360,000         36,000        144,000            --            --             --        180,000

Sale of stock                        25,000          2,500         22,500            --            --             --         25,000

Net Loss                                 --             --             --            --            --       (446,978)      (446,978)
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------
BALANCE, JUNE 30, 1999            4,343,837    $   434,384    $ 2,612,827   $        --   $(1,739,945)   $(2,503,550)   $(1,196,284)
                                ------------   ------------   ------------  ------------  ------------   ------------   ------------

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

                                                                                Private      Accumulated Accumulated
                                                                             Placement and     Deficit     Deficit
                                                                 Additional    Receivable    Before the   During the       Total
                                                                  Paid-In     from Sale of   Development  Development  Stockholders'
                                          Common Stock            Capital        Stock          Stage        Stage        Deficit
                                    --------------------------  ------------  ------------  ------------  ------------  ------------
                                       Shares        Amount
                                    ------------  ------------
BALANCE, JUNE 30, 1999                4,343,837   $   434,384   $ 2,612,827   $        --   $(1,739,945)  $(2,503,550)  $(1,196,284)

Stock issued for services                 1,415           141           565            --            --            --           706

Stock issued for broker fees             87,946         8,795        (8,795)           --            --            --            --

Stock issued to purchase land         1,170,266       117,026      (117,026)           --            --            --            --

Stock issued upon conversion
     of notes payable                    24,000         2,400         9,600            --            --            --        12,000

Stock issued for payment of
     accrued wages and directors
     fees                               829,916        82,992       183,200            --            --            --       266,192

Stock issued to for charitable
     contribution                       180,000        18,000       (18,000)           --            --            --            --

Net Loss                                     --            --            --            --            --      (719,768)     (719,768)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, JUNE 30, 2000                6,637,380   $   663,738   $ 2,662,371   $        --   $(1,739,945)  $(3,223,318)  $(1,637,154)

Retirement of common stock held
    in escrow for purchase of
    land                                (16,594)       (1,659)        1,659            --            --            --            --

Stock issued to purchase land            66,831         6,683        (6,683)           --            --            --            --

Stock issued to officer and
    outside consultants in lieu
    of salaries and fees              1,465,000       146,500       586,000            --            --            --       732,500

Stock issued to officer and
    outside consultants for
    buy-out agreements                2,250,001       225,000        45,000            --            --            --       270,000

Stock issued for payment of
     accrued wages                      412,634        41,264        73,970            --            --            --       115,234

Stock issued upon conversion
     of notes payable                   145,522        14,552        58,209            --            --            --        72,761

Sale of stock                        20,207,792     2,020,779    (1,686,779)     (300,000)           --            --        34,000

Net Loss                                     --            --            --            --            --    (1,555,658)   (1,555,658)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, JUNE 30, 2001               31,168,566   $ 3,116,857   $ 1,733,747   $  (300,000)  $(1,739,945)  $(4,778,976)  $(1,968,317)

Stock issued to purchase land           500,000        50,000       450,000            --            --            --       500,000

Stock issued to officer to adjust
     controlling interest             1,000,000       100,000      (100,000)           --            --            --            --

Exercise of warrants for services       500,000        50,000       (50,000)           --            --            --            --

Stock issued for payment of
     accrued wages and bonuses        3,017,026       301,703       338,000            --            --            --       639,703

Stock issued upon conversion
     of notes payable                   663,408        66,341       265,363            --            --            --       331,704

Stock issued for payment
     of accounts payable                138,850        13,885        25,797            --            --            --        39,682

Sale of stock                         3,124,240       312,424       402,524            --            --            --       714,948

Net Loss                                     --            --            --            --            --      (991,601)     (991,601)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, JUNE 30, 2002               40,112,090   $ 4,011,210   $ 3,065,431   $  (300,000)  $(1,739,945)  $(5,770,577)  $  (733,881)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------

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

                                                                                Private     Accumulated   Accumulated
                                                                             Placement and    Deficit       Deficit
                                                                 Additional    Receivable    Before the   During the       Total
                                                                  Paid-In     from Sale of   Development  Development  Stockholders'
                                          Common Stock            Capital        Stock          Stage        Stage        Deficit
                                    --------------------------  ------------  ------------  ------------  ------------  ------------
                                       Shares        Amount
                                    ------------  ------------
BALANCE, JUNE 30, 2002               40,112,090   $ 4,011,210   $ 3,065,431   $  (300,000)  $(1,739,945)  $(5,770,577)  $  (733,881)

Stock issued for payment of services
  on August 9, 2002 at fair value
  of $0.25 per share (unaudited)         90,000         9,000        13,500            --            --            --        22,500

Stock issued for payment of services
  on August 28, 2002 at fair value
  of $0.07 per share (unaudited)        770,000        77,000       (23,100)           --            --            --        53,900

Stock issued for payment of officers'
  salaries and directors' fees on
  August 28, 2002, at fair value
  of $0.07 per share (unaudited)        110,000        11,000        (3,300)           --            --            --         7,700

Stock issued on August 29, 2002
  for stock sold at market value
  of $0.25 per share in July 2002
  (unaudited)                            10,800         1,080         1,620            --            --            --         2,700

Stock issued for payment of officers'
  salaries and directors' fees on
  September 24, 2002, at fair value
  of $0.07 per share (unaudited)        215,000        21,500        (6,450)           --            --            --        15,050

Stock issued during October, 2002 at
  market value of $0.10 per share
  (unaudited)                           816,179        81,617            --            --            --            --        81,617

Stock issued on October 22, 2002
  for sale at $0.08 per share
  (unaudited)                            50,000         5,000        (1,000)           --            --            --         4,000

Stock issued on October 22, 2002
  at market value of $0.10 per
  share for prepayment on natural
  gas project (unaudited)               500,000        50,000            --            --            --            --        50,000

Stock issued on October 22, 2002
  for stock sold at market value of
  $0.25 per share in July 2002
  (unaudited)                            50,000         5,000         7,500            --            --            --        12,500

Stock issued on November 14, 2002
  for sale at $0.01 per share
  (unaudited)                           100,000        10,000        (9,000)           --            --            --         1,000

Stock issued on December 30, 2002, at
  $0.50 per share, on conversion of
  notes payable (unaudited)              69,818         6,982        27,927            --            --            --        34,909

Stock issued for payment of services
  on December 31, 2002 at fair value
  of $0.12 per share (unaudited)         85,000         8,500         1,700            --            --            --        10,200

Stock issued for payment of officers'
  salaries and directors' fees on
  December 31, 2002, at fair value
  of $0.12 per share (unaudited)         25,000         2,500           500            --            --            --         3,000

Private placement for common stock
  to be issued (unaudited)                   --            --            --       100,000            --            --       100,000

Net loss (unaudited)                         --            --            --            --            --      (853,071)     (853,071)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, DECEMBER 31, 2002
 (UNAUDITED)                         43,003,887   $ 4,300,389   $ 3,075,328   $  (200,000)  $(1,739,945)  $(6,623,648)  $(1,187,876)
                                    ============  ============  ============  ============  ============  ============  ============

The accompanying notes form an integral part of these unaudited financial statements.

                                                                 7.

                                     INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                           (A Development Stage Company)
                                        UNAUDITED STATEMENTS OF CASH FLOWS

                                            INCREASE (DECREASE) IN CASH

                                                                                                       For the
                                                                                                     Period July
                                                                                                       1, 1993
                                                                                                    (inception of
                                                                       For The Six Months Ended      development
                                                                     -----------------------------    stage) to
                                                                      December 31,    December 31,    December 31,
                                                                          2002           2001            2002
                                                                     -------------   -------------   -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

    NET LOSS                                                             (853,071)       (508,232)     (6,623,648)
                                                                     -------------   -------------   -------------
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

       Stock issued for services performed                                112,350         102,453       2,604,527
       Loss on impairment of land and assets                                   --              --         277,356
       Non-cash compensation and promotion                                     --              --          83,960
       Expense paid by a reduction of loan commitment fee                      --              --          30,000
       Depreciation                                                           426             305           1,778
       Net transfer of assets and liabilities to fellow subsidiary             --              --        (381,161)

    CHANGES IN ASSETS (LIABILITIES):
       (INCREASE) DECREASE IN ASSETS:
         Prepaid expenses and other receivables                               477        (458,215)            (93)
         Due from related party                                             5,610              --           5,610
         Interest receivable from parent company                          (13,500)        (75,033)        (43,559)
         Deposits                                                             (24)        (10,000)          6,383

       INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                            264,906         236,390       1,561,060
         Accrued interest payable                                          11,870              --         188,329
         Due to parent company                                            324,166              --         324,166
                                                                     -------------   -------------   -------------

            Total adjustments                                             706,281        (204,100)      4,658,356
                                                                     -------------   -------------   -------------

            Net cash used in operating activities                        (146,790)       (712,332)     (1,965,292)
                                                                     -------------   -------------   -------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Capitalized land development costs                                         --         (18,933)       (181,877)
    Refundable loan commitment fee                                             --              --         (30,000)
    Purchase of equipment                                                  (1,293)           (408)        (13,322)
    Advances to related parties                                                --              --          (5,610)
    Purchase of land                                                           --              --          (4,620)
                                                                     -------------   -------------   -------------

            Net cash used in investing activities                          (1,293)        (19,341)       (235,429)
                                                                     -------------   -------------   -------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                101,817         643,191       1,209,975
    Proceeds from notes payable                                            34,909          54,000       1,045,766
    Proceeds from private placement for common stock                      100,000              --         100,000
    Proceeds from mortgage                                                     --              --         178,750
    Advances from related parties                                              --              --          22,442
    Repayment of notes payable                                            (17,000)             --         (34,000)
    Repayment of notes to parent company                                       --              --        (250,591)
                                                                     -------------   -------------   -------------

            Net cash provided by financing activities                     219,726         697,191        2,272,342
                                                                     -------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH                                            71,643         (34,482)         71,621

CASH (OVERDRAFT) - BEGINNING OF PERIOD                                        (22)          6,093              --
                                                                     -------------   -------------   -------------

CASH (OVERDRAFT) - END OF PERIOD                                           71,621         (28,389)         71,621
                                                                     =============   =============   =============

The accompanying notes form an integral part of these unaudited financial statements.

                                                        8.

                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                 UNAUDITED STATEMENTS OF CASH FLOWS (CONTINUED)

                                          INCREASE (DECREASE) IN CASH

                                                                                                     For the
                                                                                                   Period July
                                                                                                     1, 1993
                                                                                                  (inception of
                                                                     For The Six Months Ended      development
                                                                  -----------------------------     stage) to
                                                                   December 31,    December 31,    December 31,
                                                                       2002            2001            2002
                                                                  -------------    ------------    ------------
SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                 $     42,242     $    83,989     $   310,230
                                                                  =============    ============    ============

    Income taxes paid                                             $         --     $        --     $     7,073
                                                                  =============    ============    ============

SUPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Conversion of notes payable and interest accrued
       to common stock                                            $     34,909     $   300,804     $   528,874
                                                                  =============    ============    ============

    Assumption of debt in connection with the acquisition
       of land held for development                               $         --     $        --     $   873,000
                                                                  =============    ============    ============

    Common stock issued for purchase of land                      $         --     $   500,000     $   500,000
                                                                  =============    ============    ============

    Receivable from sale of stock                                 $         --     $        --     $   300,000
                                                                  =============    ============    ============

    Common stock issued for payment of accounts payable           $         --     $        --     $   154,916
                                                                  =============    ============    ============

    Common stock issued as prepayment for natural gas project     $     50,000     $        --     $    50,000
                                                                  =============    ============    ============

    Transfer of land, furniture and related liabilities
       to fellow subsidiary                                       $         --     $  (466,019)    $  (466,019)
                                                                  =============    ============    ============

    Officer loans forgiven on transfer to fellow subsidiary       $         --     $        --     $    65,500
                                                                  =============    ============    ============

The accompanying notes form an integral part of these unaudited financial statements.

                                                       9.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. He interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations, as the Company has not elected To change to the fair value based method of accounting for stock-based employee compensation.

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

         During the six months ended December 31, 2002, the Company (i) issued 500,000 shares of common stock amounting to $50,000 as a prepayment for development costs on a natural gas project, (ii) issued 1,295,000 shares of common stock at fair value of $112,350 as payment for officers' salaries and directors' fees, and for services rendered,
         (iii) issued 1,026,979 shares sold for $101,817, and (iii) issued 69,818 shares of common stock at $0.50 per share for $34,409, on conversion of notes payable and accrued interest (see Note 7 below).

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


8.       Subsequent Events
         -----------------

         During January 2003, the Board of Directors authorized the issue of 1,500,000 shares of common stock at $0.12 per share to the Chief Executive Officer as bonuses, at fair value of $180,000. In addition, the Board authorized the issue of 750,000 and 100,000 shares of common stock at $0.12 per share to the Chief Executive Officer and Company Secretary, respectively, for services to be rendered during the period January 1, 2003 to December 31, 2003 at fair values of $90,000 and $12,000, respectively.

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


                                       16.

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

At December 31, 2002 the Company had cash of $71,621 and negative working capital of $1,289,442. The increase in cash during the six months ended December 31, 2002 of $71,643 was due primarily to proceeds from the issue of stock of $219,576, less cash used in operations of $122,173, repayments of notes of $17,000 and $1,293 spent on the purchase of capital equipment.

Cash used in operations for the six months ended December 31, 2003 was $129,640 compared to cash used in operations of $712,332 for the corresponding period of the prior year. The main reason for the decrease was due to the cash provided by the parent company of $324,166.

At December 31, 2002, the Company had total liabilities of $1,361,156, of which $525,696 relates to notes payable plus accrued interest of $152,025;
$324,166 is owing to the parent company for financing and $325,090 is included in accounts payable as a provision for loss on the legal matters noted below under other information. The Company has a net working capital deficit of $1,289,442 and a stockholders' deficit of $1,187,876 at December 31, 2002.

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

Subsequent Events
-----------------

During January 2003, the Board of Directors authorized the issue of 1,500,000 shares of common stock to the Chief Executive Officer as bonuses, at fair value of $180,000. In addition, the Board authorized the issue of 750,000 and 100,000 shares of common stock to the Chief Executive Officer and Company Secretary, respectively, for services to be rendered during the period January 1, 2003 to December 31, 2003, at fair values of $90,000 and $12,000, respectively.


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


                                       21.

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

     Exhibit 99.2  Certification Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     No reports on Form 8-K.

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  June 25, 2003                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer