Form 10QSB
period 2003-03-31
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-07-15
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 47,790,632 on July 8, 2003.

                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                    INDEX

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).                               Page(s)

         Condensed Balance Sheet  - March 31, 2003                          3

         Statements of Operations for the three and nine months
         ended March 31, 2003 and 2002 and for the period
         from inception of development stage, July 1, 1993 to
         March 31, 2003                                                     4

         Statements of Stockholders' Deficit for the nine
         months ended March 31, 2003 and for the period
         from inception of development stage, July 1,
         1993 to March 31, 2003                                           5 - 8

         Statements of Cash Flows for the nine months ended
         March 31, 2003 and 2002 and for the period from
         inception of development stage, July 1, 1993 to
         March 31, 2003                                                   9 - 10

         Notes to unaudited financial statements                         11 - 15

Item 2.  Plan of Operations                                              16 - 21

Item 3.  Controls and Procedures                                           21

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 2.  Changes in Securities                                             22

Item 3.  Defaults Upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 5.  Other Information                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                 24

Item 1: FINANCIAL STATEMENTS (UNAUDITED)

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET

                                                                     March 31,
                                                                       2003
                                                                    ------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $    47,108
     Prepaid expenses                                                    63,750
                                                                    ------------

         Total current assets                                           110,858
                                                                    ------------

FIXED ASSETS, net of accumulated depreciation of $1,612                  15,762
                                                                    ------------

OTHER ASSETS
     Interest receivable from parent company                             50,309
     Deferred costs                                                      50,000
     Deposits                                                             3,593
                                                                    ------------

         Total other assets                                             103,902
                                                                    ------------

         TOTAL ASSETS                                               $   230,522
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                           $   374,302
     Accrued interest payable                                           144,452
     Due to parent company                                              370,785
     Due to related parties                                               2,500
     Notes payable                                                      525,696
                                                                    ------------

         Total current liabilities                                    1,417,735
                                                                    ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, no par value; 100,000,000 shares
         authorized; zero shares issued and outstanding                      --
     Common stock, $0.10 par value; 100,000,000 shares
         authorized; 47,127,632 shares issued and outstanding         4,712,763
     Additional paid-in capital                                       3,094,411
     Private placement for common stock                                 100,000
     Note receivable from parent company on sale of stock              (300,000)
     Deficit accumulated before the development stage                (1,739,945)
     Deficit accumulated during the development stage                (7,054,442)
                                                                    ------------

         Total stockholders' deficit                                 (1,187,213)
                                                                    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   230,522
                                                                    ============

The accompanying notes form an integral part of these unaudited financial statements.

                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                      UNAUDITED STATEMENTS OF OPERATIONS

                                                                                                               For the Period
                                                                                                                July 1, 1993
                                                                                                               (inception of
                                                   For The Three Months Ended     For The Nine Months Ended     development
                                                   ---------------------------   ---------------------------     stage) to
                                                     March 31       March 31       March 31       March 31       March 31
                                                       2003           2002           2003           2002           2003
                                                   ------------   ------------   ------------   ------------   ------------

Net revenue from sale of land                       $        --    $         --    $         --  $           --  $       81,256
                                                   ------------   ------------   ------------   ------------   ------------

Operating expenses:
    General, selling and administrative expenses       131,914         36,176        607,996        197,934      2,740,020
    Consulting and management services                 129,805        162,917        378,956        293,339      2,460,122
    Officers salaries and directors' fees              145,500             --        191,250         30,000      1,137,750
    Professional fees                                   11,356         14,428         62,281        140,752        408,782

                                                   ------------   ------------   ------------   ------------   ------------

       Total operating expenses                        418,575        213,521      1,240,483        662,025      6,746,674
                                                   ------------   ------------   ------------   ------------   ------------

Operating loss                                        (418,575)      (213,521)    (1,240,483)      (662,025)    (6,665,418)
                                                   ------------   ------------   ------------   ------------   ------------

Other income (expense):
    Gain on transfer of assets                              --             --             --             --        381,161
    Gain on extinguishment of debt                          --             --             --             --        213,843
    Interest income                                      6,750             --         20,250         75,034         50,309
    Loss on impairment of land                              --             --             --             --       (277,356)
    Interest expense                                   (18,744)       (11,917)       (63,182)       (95,277)      (747,491)
                                                   ------------   ------------   ------------   ------------   ------------

       Total other income (expense)                    (11,994)       (11,917)       (42,932)       (20,243)      (379,534)
                                                   ------------   ------------   ------------   ------------   ------------

Operating loss before income taxes                    (430,569)      (225,438)    (1,283,415)      (682,268)    (7,044,952)

Provision for income taxes                                (225)        (1,015)          (450)        (1,465)        (9,490)
                                                   ------------   ------------   ------------   ------------   ------------

Net loss                                            $ (430,794)  $  (226,453)  $  (1,283,865) $     (683,733) $   (7,054,442)
                                                   ============   ============   ============   ============   ============

Net loss per common share
    - basic and diluted                            $     (0.01)   $     (0.01)   $     (0.03)   $     (0.02)   $     (0.20)
                                                   ============   ============   ============   ============   ============

Weighted average number of common
    shares outstanding
    - basic and diluted                             45,570,964     39,345,939     42,656,339     36,803,288     34,696,602
                                                   ============   ============   ============   ============   ============

The accompanying notes form an integral part of these unaudited financial statements.

                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                 UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FROM INCEPTION OF DEVELOPMENT STAGE, JULY 1, 1993 TO MARCH 31, 2003

                                                                                 Private
                                                                                Placement   Accumulated   Accumulated
                                                                                  and         Deficit       Deficit
                                                                   Additional   Receivable   Before the    During the     Total
                                                                    Paid-In     from Sale    Development  Development  Stockholders'
                                            Common Stock            Capital     of Stock       Stage         Stage        Deficit
                                      --------------------------  ------------  ----------  ------------  ------------  ------------
                                          Shares     Amount
                                      ------------  ------------

BALANCE, JULY 1, 1993, AT BEGINNING
   OF DEVELOPMENT STAGE                 1,526,396   $   152,640   $ 1,576,181   $      --   $(1,739,945)  $        --   $   (11,124)

Stock issued for services                 349,960        34,996        21,484          --            --            --        56,480

Sale of Stock                             414,120        41,412       165,648          --            --            --       207,060

Net Loss                                       --            --            --          --            --      (473,122)     (473,122)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 1994                  2,290,476   $   229,048   $ 1,763,313   $      --   $(1,739,945)  $  (473,122)  $  (220,706)

Stock issued for services                 114,800        11,480        45,920          --            --            --        57,400

Stock issued to officer in
   lieu of salary                         200,000        20,000        80,000          --            --            --       100,000

Stock issued in payment of note            10,000         1,000         4,000          --            --            --         5,000

Sale of Stock                              75,400         7,540        30,160          --            --            --        37,700

Net Loss                                       --            --            --          --            --      (512,625)     (512,625)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 1995                  2,690,676   $   269,068   $ 1,923,393   $      --   $(1,739,945)  $  (985,747)  $  (533,231)

Net Loss                                       --            --            --          --            --      (268,936)     (268,936)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 1996                  2,690,676   $   269,068   $ 1,923,393   $      --   $(1,739,945)  $(1,254,683)  $  (802,167)

Stock issued for services                 409,900        40,990       163,960          --            --            --       204,950

Stock issued to officer in
   lieu of salary                         240,000        24,000        96,000          --            --            --       120,000

Net Loss                                       --            --            --          --            --      (500,303)     (500,303)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 1997                  3,340,576   $   334,058   $ 2,183,353   $      --   $(1,739,945)  $(1,754,986)  $  (977,520)

Retirement of common stock                (31,339)       (3,134)        3,134          --            --            --            --

Stock issued for services                   4,600           460         1,840          --            --            --         2,300

Stock issued to officer in
   lieu of salary                         240,000        24,000        96,000          --            --            --       120,000

Stock issued in payment of notes          123,000        12,300        49,200          --            --            --        61,500

Net Loss                                       --            --            --          --            --      (301,586)     (301,586)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 1998                  3,676,837   $   367,684   $ 2,333,527   $      --   $(1,739,945)  $(2,056,572)  $(1,095,306)

Stock issued for services                 102,000        10,200        40,800          --            --            --        51,000

Stock issued to officer in
   lieu of salary                              --            --            --          --            --            --            --

Stock issued for payment of
   accrued wages                          360,000        36,000       144,000          --            --            --       180,000

Sale of stock                              25,000         2,500        22,500          --            --            --        25,000

Net Loss                                       --            --            --          --            --      (446,978)     (446,978)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 1999                  4,163,837   $   416,384   $ 2,540,827   $      --   $(1,739,945)  $(2,503,550)  $(1,286,284)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

The accompanying notes form an integral part of these unaudited financial statements.




                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                           UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                      FROM INCEPTION OF DEVELOPMENT STAGE, JULY 1, 1993 TO MARCH 31, 2003

                                                                                 Private
                                                                                Placement   Accumulated   Accumulated
                                                                                  and         Deficit       Deficit
                                                                   Additional   Receivable   Before the    During the     Total
                                                                    Paid-In     from Sale    Development  Development  Stockholders'
                                            Common Stock            Capital     of Stock       Stage         Stage        Deficit
                                      --------------------------  ------------  ----------  ------------  ------------  ------------
                                          Shares     Amount
                                      ------------  ------------

BALANCE, JUNE 30, 1999                  4,343,837   $   434,384   $ 2,612,827   $      --   $(1,739,945)  $(2,503,550)  $(1,196,284)

Stock issued for services                   1,415           141           565          --            --            --           706

Stock issued for broker fees               87,946         8,795        (8,795)         --            --            --            --

Stock issued to purchase land           1,170,266       117,026      (117,026)         --            --            --            --

Stock issued upon conversion
   of notes payable                        24,000         2,400         9,600          --            --            --        12,000

Stock issued for payment of
   accrued wages and directors fees       829,916        82,992       183,200          --            --            --       266,192

Stock issued to for charitable
   contribution                           180,000        18,000       (18,000)         --            --            --            --

Net Loss                                       --            --            --          --            --      (719,768)     (719,768)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 2000                  6,637,380   $   663,738   $ 2,662,371   $      --   $(1,739,945)  $(3,223,318)  $(1,637,154)

Retirement of common stock held in
   escrow for purchase of land            (16,594)       (1,659)        1,659          --            --            --            --

Stock issued to purchase land              66,831         6,683        (6,683)         --            --            --            --

Stock issued to officer and outside
   consultants in lieu of salaries
   and fees                             1,465,000       146,500       586,000          --            --            --       732,500

Stock issued to officer and outside
   consultants for buy-out agreements   2,250,001       225,000        45,000          --            --            --       270,000

Stock issued for payment of
   accrued wages                          412,634        41,264        73,970          --            --            --       115,234

Stock issued upon conversion
   of notes payable                       145,522        14,552        58,209          --            --            --        72,761

Sale of stock                          20,207,792     2,020,779    (1,686,779)   (300,000)           --            --        34,000

Net Loss                                       --            --            --          --            --    (1,555,658)   (1,555,658)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 2001                 31,168,566   $ 3,116,857   $ 1,733,747   $(300,000)  $(1,739,945)  $(4,778,976)  $(1,968,317)

Stock issued to purchase land             500,000        50,000       450,000          --            --            --       500,000

Stock issued to officer to adjust
   controlling interest                 1,000,000       100,000      (100,000)         --            --            --            --

Exercise of warrants for services         500,000        50,000       (50,000)         --            --            --            --

Stock issued for payment of
   accrued wages and bonuses            3,017,026       301,702       338,000          --            --            --       639,702

Stock issued upon conversion
   of notes payable                       663,408        66,341       265,363          --            --            --       331,704

Stock issued for payment
   of accounts payable                    138,850        13,885        25,797          --            --            --        39,682

Sale of stock                           3,124,240       312,424       402,524          --            --            --       714,948

Net Loss                                       --            --            --          --            --      (991,601)     (991,601)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, JUNE 30, 2002                 40,112,090   $ 4,011,209   $ 3,065,431   $(300,000)  $(1,739,945)  $(5,770,577)  $  (733,882)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

The accompanying notes form an integral part of these unaudited financial statements.




                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                           UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                      FROM INCEPTION OF DEVELOPMENT STAGE, JULY 1, 1993 TO MARCH 31, 2003

                                                                                 Private
                                                                                Placement   Accumulated   Accumulated
                                                                                  and         Deficit       Deficit
                                                                   Additional   Receivable   Before the    During the     Total
                                                                    Paid-In     from Sale    Development  Development  Stockholders'
                                            Common Stock            Capital     of Stock       Stage         Stage        Deficit
                                      --------------------------  ------------  ----------  ------------  ------------  ------------
                                          Shares     Amount
                                      ------------  ------------

BALANCE, JUNE 30, 2002                 40,112,090   $ 4,011,209   $ 3,065,431   $(300,000)  $(1,739,945)  $(5,770,577)  $  (733,882)

Stock issued for payment of services
   on August 9, 2002 at fair value
   of $0.25 per share (unaudited)          90,000         9,000        13,500          --            --            --        22,500

Stock issued for payment of services
   on August 28, 2002 at fair value
   of $0.07 per share (unaudited)         770,000        77,000       (23,100)         --            --            --        53,900

Stock issued for payment of officers'
   salaries and directors' fees on
   August 28, 2002, at fair value
   of $0.07 per share (unaudited)         110,000        11,000        (3,300)         --            --            --         7,700

Stock issued on August 29, 2002
   for stock sold at market value of
   $0.25 per share in July 2002
   (unaudited) 10,800                       1,080         1,620            --          --            --            --         2,700

Stock issued for payment of officers'
   salaries and directors' fees on
   September 24, 2002, at fair value
   of $0.07 per share (unaudited)         215,000        21,500        (6,450)         --            --            --        15,050

Stock issued during October 2002 for
   sale at market value of $0.10 per
   share (unaudited)                      816,179        81,617            --          --            --            --        81,617

Stock issued on October 22, 2002
   for sale at $0.08 per share
   (unaudited)                             50,000         5,000        (1,000)         --            --            --         4,000

Stock issued on October 22, 2002
   at market value of $0.10 per
   share for prepayment on natural
   gas project (unaudited)                500,000        50,000            --          --            --            --        50,000

Stock issued on October 22, 2002
   for stock sold at market value
   of $0.25 per share in July 2002
   (unaudited)                             50,000         5,000         7,500          --            --            --        12,500

Stock issued on November 14, 2002
   for sale at $0.01 per share
   (unaudited)                            100,000        10,000        (9,000)         --            --            --         1,000

Stock issued on December 30, 2002, at
   $0.50 per share, on conversion of
   notes payable (unaudited)               69,818         6,982        27,927          --            --            --        34,909

Stock issued for payment of services
   on December 31, 2002 at fair value
   of $0.12 per share (unaudited)          85,000         8,500         1,700          --            --            --        10,200

Stock issued for payment of officers'
   salaries and directors' fees on
   December 31, 2002, at fair value
   of $0.12 per share (unaudited)          25,000         2,500           500          --            --            --         3,000

Private placement for 100,000 shares of
   common stock to be issued (unaudited)       --            --            --     100,000            --            --       100,000

The accompanying notes form an integral part of these unaudited financial statements.




                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                           UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                      FROM INCEPTION OF DEVELOPMENT STAGE, JULY 1, 1993 TO MARCH 31, 2003

                                                                                 Private
                                                                                Placement   Accumulated   Accumulated
                                                                                  and         Deficit       Deficit
                                                                   Additional   Receivable   Before the    During the     Total
                                                                    Paid-In     from Sale    Development  Development  Stockholders'
                                            Common Stock            Capital     of Stock       Stage         Stage        Deficit
                                      --------------------------  ------------  ----------  ------------  ------------  ------------
                                          Shares     Amount
                                      ------------  ------------

Stock issued for payment of officers'
   salaries and directors' fees on
   January 30, 2003, at fair value of
   $0.10 per share (unaudited)          2,250,000       225,000            --          --            --            --       225,000

Stock issued for payment of services
   on January 30, 2003 at fair value
   of $0.10 per share (unaudited)         259,500        25,950            --          --            --            --        25,950

Stock issued
   on January 30, 2003 for sale at
    $0.10 per share (unaudited)           205,000        20,500            --          --            --            --        20,500

Stock issued
   on February 10, 2003 for sale at
   $0.20 per share (unaudited)            102,500        10,250        10,250          --            --            --        20,500

Stock issued for payment of services
   on February 10, 2003,
    at fair  value of $0.20 per
   share (unaudited)                       12,500         1,250         1,250          --            --            --         2,500

Stock issued on February 10, 2003 for
   sale at $0.25 per share (unaudited)     40,000         4,000         6,000          --            --            --        10,000

Stock issued on February 10, 2003 for
   sale at $0.10 per share (unaudited)    860,000        86,000            --          --            --            --        90,000

Stock issued on February 14, 2003 for
   sale at $0.10 per share (unaudited)     40,000         4,000            --          --            --            --         4,000

Stock issued on February 14, 2003 for
   sale at market value of $0.18 per
   share (unaudited)                        4,000           400           320          --            --            --           720

Stock issued on February 25, 2003 for
   sale at $0.10 per share (unaudited)    207,500        20,750            --          --            --            --        20,750

Stock issued for payment of services
   on February 25, 2003 at fair value
   of $0.08 per share (unaudited)          17,500         1,750          (350)         --            --            --         1,400

Stock issued for payment of services
   on March 18, 2003 at fair value
   of $0.15 per share (unaudited)          32,250         3,225         1,613          --            --            --         4,838

Stock issued for payment of services
   on March 24, 2003 at fair value
   of $0.10 per share (unaudited)          92,995         9,300            --          --            --            --         9,300

Net loss (unaudited)                           --            --            --          --            --    (1,283,865)   (1,283,865)
                                      ------------  ------------  ------------  ----------  ------------  ------------  ------------

BALANCE, MARCH 31, 2003 (UNAUDITED)    47,127,632   $ 4,712,763   $ 3,094,411   $(200,000)  $(1,739,945)  $(7,054,442)  $(1,187,213)
                                      ============  ============  ============  ==========  ============  ============  ============

The accompanying notes form an integral part of these unaudited financial statements.

                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                    (A Development Stage Company)
                                 UNAUDITED STATEMENTS OF CASH FLOWS

                                     INCREASE (DECREASE) IN CASH

                                                                                               For the Period
                                                                                                July 1, 1993
                                                                                               (inception of
                                                                    For The Nine Months Ended   development
                                                                    -------------------------    stage) to
                                                                     March 31,     March 31,     March 31,
                                                                       2003          2002          2003
                                                                    -----------   -----------   -----------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

    NET LOSS                                                       $(1,283,865)  $  (683,733)  $(7,054,442)
                                                                    -----------   -----------   -----------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

      Stock issued for services performed                              382,057       102,453     2,912,015
      Loss on impairment of land and assets                                 --            --       277,356
      Non-cash compensation and promotion                                   --            --        83,960
      Expense paid by a reduction of loan commitment fee                    --            --        30,000
      Depreciation                                                         883           901         2,235
      Net transfer of assets and liabilities to fellow subsidiary           --            --      (381,161)

    CHANGES IN ASSETS (LIABILITIES):
      (INCREASE) DECREASE IN ASSETS:
         Prepaid expenses and other receivables                        (63,180)     (450,215)      (63,750)
         Due from related party                                          5,610            --         5,610
         Interest receivable from parent company                       (20,250)      (75,033)      (50,309)
         Deposits                                                           --            --         6,407

      INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                         282,439       261,212     1,578,593
         Accrued interest payable                                        4,297            --       180,756
         Due to parent company                                         370,785            --       370,785
                                                                    -----------   -----------   -----------

           Total adjustments                                           962,641      (160,682)    4,952,497
                                                                    -----------   -----------   -----------

           Net cash used in operating activities                      (321,224)     (844,415)   (2,101,945)
                                                                    -----------   -----------   -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Capitalized land development costs                                      --       (18,933)     (181,877)
    Refundable loan commitment fee                                          --            --       (30,000)
    Purchase of equipment                                              (13,122)       (7,382)      (25,151)
    Advances to related parties                                             --            --        (5,610)
    Purchase of land                                                        --            --        (4,620)
                                                                    -----------   -----------   -----------

           Net cash used in investing activities                       (13,122)      (26,315)     (247,258)
                                                                    -----------   -----------   -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                             263,567       717,960     1,333,944
    Proceeds from notes payable                                         34,909       204,000     1,045,766
    Proceeds from private placement for common stock                   100,000            --       100,000
    Proceeds from mortgage                                                  --            --       178,750
    Advances from related parties                                           --            --        22,442
    Repayment of notes payable                                         (17,000)           --       (34,000)
    Repayment of notes to parent company                                    --            --      (250,591)
                                                                    -----------   -----------   -----------

           Net cash provided by financing activities                   381,476       921,960     2,396,311
                                                                    -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH                                         47,130        51,230        47,108

CASH (OVERDRAFT) - BEGINNING OF PERIOD                                     (22)        6,093            --
                                                                    -----------   -----------   -----------

CASH (OVERDRAFT) - END OF PERIOD                                     $  47,108     $  57,323     $  47,108
                                                                    ===========   ===========   ===========

The accompanying notes form an integral part of these unaudited financial statements.

                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                    (A Development Stage Company)
                           UNAUDITED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     INCREASE (DECREASE) IN CASH

                                                                                         For the Period
                                                                                         July 1, 1993
                                                                                         (inception of
                                                               For The Nine Months Ended  development
                                                                ------------------------   stage) to
                                                                 March 31,    March 31,    March 31,
                                                                   2003         2002         2003
                                                                ----------  ------------  -----------

SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                               $  53,567   $    95,906   $  321,555
                                                                ==========  ============  ===========

    Income taxes paid                                           $      --   $        --   $    7,073
                                                                ==========  ============  ===========

SUPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Conversion of notes payable and interest accrued
      to common stock                                           $  34,909   $   300,804   $  528,874
                                                                ==========  ============  ===========

    Assumption of debt in connection with the acquisition
      of land held for development                              $      --   $        --   $  873,000
                                                                ==========  ============  ===========

    Common stock issued for purchase of land                    $      --   $   500,000   $  500,000
                                                                ==========  ============  ===========

    Receivable from sale of stock                               $      --   $        --   $  300,000
                                                                ==========  ============  ===========

    Common stock issued for payment of accounts payable         $      --   $    39,682   $  154,916
                                                                ==========  ============  ===========

    Common stock issued as prepayment for natural gas project   $  50,000   $        --   $   50,000
                                                                ==========  ============  ===========

    Transfer of land, furniture and related liabilities
      to fellow subsidiary                                      $      --   $  (466,019)  $ (466,019)
                                                                ==========  ============  ===========

    Officer loans forgiven on transfer to fellow subsidiary     $      --   $        --   $   65,500
                                                                ==========  ============  ===========

The accompanying notes form an integral part of these unaudited financial statements.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                                 MARCH 31, 2003
                                -----------------

1.       Description of Business and Nature of Operations:
         -------------------------------------------------

         Indigenous Global Development Corporation ("IGDC" or the "Company"), formerly Focal Development Corporation, is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. IGDC has not generated any significant revenues since July 1993. These financial statements have therefore been prepared using the accounting formats prescribed for development stage companies since July 1, 1993.

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

2.       Basis of presentation:
         ----------------------

         These condensed financial statements have been prepared by the Company without audit. In the opinion of Management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Indigenous Global Development Corporation as of March 31, 2003, the results of its operations, changes in equity and cash flows for the periods ended March 31, 2003 and 2002 and for the period from inception of the development stage, July 1, 1993 to March 31, 2003.

         The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10 - KSB for the year ended June 30, 2002.

         These financial statements have been prepared on the going concern basis. At present, the Company has no revenue from operations and is dependent on funds from borrowing and private financing to fund its day-to-day cash requirements. Management has signed a letter of intent for funding of $5 million from Native America, FLC, which it believes will be sufficient to finance its operations during the next twelve months. These funds are expected to be received during July and August 2003. However, until such time as these funds are obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and the funding noted above, or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is Management's objective to seek additional capital and funding sources to finance its future operations.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations, as the Company has not elected To change to the fair value based method of accounting for stock-based employee compensation.

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

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of WHEN-ISSUED securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Conceps Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS. The Company does not participate in such transactions however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the prescribed time.

4.       Income taxes:
         -------------

         The Company files Federal income and State franchise tax returns. Because of taxable loss carry-forwards, the Company has not had a Federal tax liability. State franchise tax returns require a minimum tax, which is accrued through the year.

5.       Common stock:
         -------------

         By agreement dated May 15, 2001, United Native Depository Corporation
         (UNDC) acquired 51% controlling interest in the Company. Common stock was issued to UNDC for cash and a promissory note of $300,000. The note is presented in the stockholders' deficit section of the balance sheet. During the nine months ended March 31, 2003, the Company (i) issued 500,000 shares of common stock amounting to $50,000 as a prepayment for development costs on a natural gas project, (ii) issued 3,963,745 shares of common stock at fair value of $382,057 as payment for officers' salaries and directors' fees, and for services rendered,
         (iii) issued 2,481,979 shares sold for $263,567, and (iii) issued 69,818 shares of common stock at $0.50 per share for $34,909, on conversion of notes payable and accrued interest (see Note 7 below). The Company also received $100,000 from an investor as a private placement for common stock to be issued during 2003. This amount has therefore been included under the stockholders' section of the balance sheet.

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

7.       Notes Payable:
         --------------

         The convertible notes payable mature at various dates through April 2003 and require interest payments only at either 10% or 12% per annum. Interest payments are being made on the notes when the Company has sufficient funds to make the monthly payments. However, the Company is in default on interest payments of approximately $144,000 and on certain notes of approximately $452,000 which matured prior to March 31, 2003.

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

         During December, 2002, certain note holders exercised their option to convert their notes, aggregating $34,909 in principal and accrued interest, to common stock, in accordance with the above terms. Accordingly, the Company issued 69,818 shares of common stock and an equal amount of warrants to purchase shares of common stock of the company to such note holders.

         Interest expense relating to the above notes for the nine months ended March 31, 2003 and 2002 totaled $36,373 and $30,050, respectively.

8.       Subsequent Events
         -----------------

         In May 2003 the Company signed a letter of intent for funding of $5 million from Native America, FLC. The loan is for a period of seven years, with interest at 9% per annum, payable annually in arrears. The loan may be repaid at any time before maturity without penalty. In addition, Native America is to receive 3,770,210 shares of common stock in consideration for this loan. Three million of this funding is expected to be received during July 2003, with the balance during August 2003.

         In June 2003, the Company entered into a loan agreement with Mercatus & Partners Ltd for $1 million. The loan is for a period of five years, with interest at 5.5% per annum, payable annually in arrears. The loan may be repaid at any time before maturity without penalty. As collateral for the loan, the Company issued 6,450,000 Series A convertible Preferred Stock on June 27, 2003. This funding is expected to be received during July 2003.

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

Liquidity and Capital Resources
-------------------------------

The Company had no revenue from operations during the three and nine months ended March 31, 2003 and 2002.

At March 31, 2003 the Company had cash of $47,108 and negative working capital of $1,306,877. The increase in cash during the nine months ended March 31, 2003 of $47,130 was due primarily to proceeds from the issue of stock of $398,476, less cash used in operations of $321,224, repayments of notes of $17,000 and $13,122 spent on the purchase of capital equipment.

Cash used in operations for the nine months ended March 31, 2003 was $321,224 compared to cash used in operations of $844,415 for the corresponding period of the prior year.

At March 31, 2003, the Company had total liabilities of $1,417,735, of which $525,696 related to notes payable plus accrued interest of $144,452;
$370,785 was owing to the parent company for financing and $325,090 was included in accounts payable as a provision for loss on the legal matters noted below under other information. The Company has a net working capital deficit of $1,306,877 and a stockholders' deficit of $1,187,213 at March 31, 2003.

The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no revenue from operations and is dependent on parent company and private financing to fund its day-to-day cash requirements. Management has signed a letter of intent for $5 million in funding from Native America, FLC, and a loan agreement for $1 million in funding from Mercatus & Partners, Ltd, which it believes will be sufficient to finance its operations during the next twelve months. These funds are expected to be received during July and August 2003.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

The Company is in litigation for a complaint by Community Bank of the Bay for breach of promissory note and guarantees by DLA Financial and Deni Leonard Associates, Inc. It filed an appeal in October 2002, which was dismissed in January 2003. All parties signed a settlement agreement in January 2003, whereby The Company has agreed to pay a total sum of $137,000, which has been provided for in these financial statements.

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

A noteholder has submitted a claim for repayment of promissory notes totaling $100,000 that was funded during 1997. The matter is currently in litigation. As referred to in Note 7, the Company is in default for repayment of principal and interest on several of its convertible notes due to lack of funds to finance its operations and repay the notes. This debt is included in the convertible notes payable liability and all interest accrued has been provided for to March 31, 2002.

The Company expects to pay the agreed settlement amounts when it obtains further funds from its stock private placement during the next two months.

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

     Exhibit 99.2  Certification Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     No reports on Form 8-K.

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  July 10, 2003                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer