Form 10KSB
period 2003-06-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-10-29
CIK 915461

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                     For the fiscal year ended June 30, 2003

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

     100 BUSH STREET, SUITE 600
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 17, 2003 was $2,933,398 based upon the average of the last available bid and asked price of the Common Stock of $0.10 as of October 17, 2003.

The number of shares outstanding of the registrant's Common Stock. $0.10 par value per share, was 52,266,962 as of October 17, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
     _______________________________________________________________________
ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS. FUTURE ECONOMIC. COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED T0 SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE. ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE. THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS. WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.


ITEM 1. DESCRIPTION OF BUSINESS.

Indigenous Global Development Corporation ("IGDC" or the "Company") was incorporated in Utah on August 12, 1980 as Petro Funding, Inc., for the purpose of acquiring, exploring and developing natural resource properties. The Company changed its name to TVM Global Entertainment, Inc. in November 1982, and to Cinema Features, Inc. in July 1983, as part of the Company's plan to invest in movie production and distribution rights.

In March 1993, after several years of unprofitable operations, the Company's Board of Directors entered into negotiations to sell the Company's movie rights. As a result of a shareholders meeting held on May 17, 1993, and with the approval of the Company's shareholders, all of the Company's assets relating to movie production and distribution were sold to an independent marketing firm in exchange for $1,200,000 worth of restricted stock. Shortly thereafter, the shares of restricted stock were distributed to the shareholders of the Company, on a pro rata basis and without consideration, and the Company's Articles of Incorporation were amended to change the name of the Company to Focal Corporation. In addition, such amendment to the Company's Articles of Incorporation effected a one-for-ten reverse stock split of the Company's Common Stock, changed the par value of the Company's Common Stock to $0.10 per share, and established a new class of undesignated preferred stock.

During August 1993, the Company's Board of Directors approved a new business plan to acquire and develop community shopping centers and other types of operating real properties.

Until May 15, 2001, the Company was in various stages of negotiation to acquire shopping centers and land suitable for development in Nevada and California.

On May 15, 2001, Focal Corporation (the "Company") entered into an Amended and Restated Stock Purchase Agreement (the "Agreement") with United Native Depository Corporation ("UNDC"), a Navajo Nation corporation.

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

United Native Depository Corporation, a majority shareholder of the Company, is a Native American company. UNDC is a financial holding corporation organized under the laws of the jurisdiction of the Navajo Nation. UNDC is 100% owned by Native American members whose objective is to increase the economic well-being of the indigenous population. Mr. Deni Leonard, the Company's Chairman and CEO, is the principal and controlling shareholder of UNDC.

The agreement whereby UNDC acquired controlling interest in the Company required that the real estate properties be spun off to a wholly owned subsidiary and that the shares of the subsidiary be distributed in a stock dividend to the shareholders of the Company. For this purpose, Superior Development, Inc. (Superior) was formed, and the property was assigned to Superior. Howard Palmer, president of Superior and former president of the Company distributed the Superior shares to the Company shareholders of record as of May 14, 2001.

Focal Corporation changed its name to Indigenous Global Development Corporation in May 2002 to reflect the significant change in the Company's character and strategic focus relating to power plant development with the Native American Indians. IGDC is a developing company and the first Native American majority owned public corporation.

The core business model of IGDC is to provide strategic, financial and investment tools to help deliver economic development, education, empowerment and financial self-sufficiency for Native Americans across the U.S. and for indigenous people throughout the world. To reach its objectives the companies priority areas include investment financing in Indian Country, sales of Canadian First Nations natural gas in the U.S., work to develop and acquire power plant projects and efforts to develop programs to provide lower cost pharmaceuticals to Native American communities throughout the U.S.

There are many advantages that are available to Indian owned businesses that are not available to the general public.

In December 2002, the Company developed ambitious performance goals to help it reach its strategic initiatives around tribal investment and development, energy and pharmaceutical programs in Indian Country to exploit the advantages it possesses as a Native American company. These advantages amount to a substantial savings for project finance. American Indian based projects located on reservation property can have these advantages within the power business:

   PERMITTING

   The Tribal Nations have the authority to permit power plants within 15-30 days that are 50 Megawatts or smaller. This advantage is substantial when compared to a non-reservation based project that will require at least 18-24 months of process work and at least 3-5 million dollars in costs.

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

   The Energy projects to be owned by the Company that are not located on an Indian Reservation will not have all the benefits of a reservation-based project. The projects located on an Indian reservation have the full authority of the sovereignty of the Tribal Treaty and therefore have the tax and permits benefits as well as the sites benefit of access to Tribal water and land.

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

   ACCESS TO FEDERAL POWER SALES SET ASIDES FOR MINORITY FIRMS

   The federal government has a national set aside program for minority firms that have the capacity to provide energy to federal facilities, both military and general government. This program has up to 4,000 megawatts of power sale potential nationwide. The Company is qualified as a minority firm and therefore is eligible for this federal program.

Its goals include raising additional capital by offering its securities for sale in private placement offerings to provide financing for its operations and its energy and pharmaceutical programs. The company plans to hire key staff in the areas of tribal development, energy, pharmaceuticals, finance, sales and marketing to support its growth strategies. Another key goal is to develop and sign key partnership agreements:

         - in the energy market to aid in the acquisition of power plant projects and in completing the sales of Canadian natural gas in the United States,

         - in the health and pharmaceutical markets to help it reach its goal of providing lower cost pharmaceutical and health programs for Native American tribes, and

         - to increase the number of projects as a financial advisor to Native American tribes.

The Company's Programs and Partnerships

Energy Program
--------------

The energy program is moving forward with through the signing of several strategic partnerships, the federal certification of IGDC to obtain federal contracts and the hiring of key energy staff. The partnerships include:

A signed letter of intent with Lafond Financial, Inc., to sell over 90 billion cubic feet of Canadian First Nations natural gas in the U.S.

A signed agreement with General Electric to provide the turbines for power plant projects and provide operations and maintenance on larger energy projects.

Signing a letter of intent with a major power energy company to explore the purchase of a fully permitted and sited distributed generation power plant in Washington State.

A signed memorandum of understanding with Chevron Energy Solutions in which Chevron would provide development and operations & maintenance support on distributed generation energy projects for Indian Country in the .5 to 5 megawatt (MW) range.

IGDC also contracted with TRC Solution, Inc. in August 2003 to assist it in several energy initiatives including obtaining a letter of intent (LOI) to develop a natural gas fired generating facility on the West Coast. TRC will provide expertise in financing, permitting and construction of power plant projects. It will also provide expertise to move the energy partnerships forward and facilitate the sale of the Canadian First Nations natural gas in the U.S.

IGDC's strategy is to use TRC to concurrently work with its energy partners, provide technical assistance on its natural gas negotiations, marketing and sales efforts and to facilitate the acquisition of a LOI for a power project. The timing of the plan is to have the LOI and sale of natural gas in the U.S. completed by the end of the second quarter in fiscal year 2003-2004. The natural gas sales is projected to provide revenue of $40,000 to $175,000 per day once started. This revenue stream will provide additional capital for IGDC's energy projects, for its day-to-day operations and to provide funding for its pharmaceutical efforts.

Pharmaceutical Program
----------------------

IGDC incorporated the NETPHARMX Corporation this year as a 75 percent owner of the company. The goal of NETPHARMX, a Global Healthcare Corporation subsidiary of IGDC, is to provide healthcare products and services to Native American health centers across the U.S. at up to 50 percent below market prices. The company will be a joint venture between IGDC and a biotechnology firm, Endocrine Technologies, Inc., to integrate both companies into a single pharmaceutical, manufacturing and distribution company to help it provide pharmaceuticals for the $2.5 billion annual Indian Health Services market. Its plans include expansion of distribution of the pharmaceuticals to Hispanic and Black health centers.

Its main offices will be in Tacoma, Washington to provide investment opportunities and jobs for Washington Native American tribes and substantial tax savings for NETPHARMX. Negotiations with Kenya to provide AIDS related pharmaceuticals and with the Department of Defense to provide low cost pharmaceuticals are also nearing completion. E-Commerce and on-line sales of low cost pharmaceuticals is planned.

The company is also working on developing a replicable diabetes detection and diagnosis program for Native American tribes on the West Coast. It submitted a

Letter of Intent proposal to the Gates Foundation and is exploring additional foundations for submittal of the proposal.

Federal Contract Certification/Sole Source Contracting Ability
--------------------------------------------------------------

IGDC obtained certification status through the federal Central Contractor Registration program in July 2003, which qualifies the company for contracts with federal agencies such as NASA, Department of Treasury, Department of Transportation and the Department of Defense. IGDC is the first publicly traded company to obtain this certification status and can now obtain purchase agreements for its energy projects power with companies contracting with the Department of Defense and with military bases. There is currently up to 4,000 megawatts of electrical power set-asides for minority owned companies.

IGDC is also qualified for sole source contracting as a majority owned Native American company. Sole source qualification allows IGDC to obtain federal procurement contracts with companies working with federal agencies or federal agencies without competitive bidding. Companies contracting with IGDC also receive an added bonus. Under the Indian Incentive Program through the Department of Defense, companies purchasing power or services from Indigenous Global can receive a payment of 5% of the total dollar amount contracted. The Indian Incentive Program is part of the Indian Financing Act enacted by Congress in 1974, which provides $8 million annually for the DOD program.

Partnerships
------------

The partnership efforts have been very fruitful for Indigenous Global this year. The successful partnerships include the following:

Merrill Lynch Signs With IGDC - Merrill Lynch signed a letter of interest to serve as the placement agent for IGDC's proposed tax-exempt financing for Native American tribes in the U.S. Merrill Lynch is a leading provider of investment banking and asset management to Native American tribes and nations.

First Nations Natural Gas Contract - IGDC signed a letter of intent with Lafond Financial, Inc., a representative of the Canadian First Nations tribes to sell Canadian tribal natural gas to - up to 90 billion cubic feet a year for 25 years
- to IGDC. The agreement allows IGDC to obtain the Canadian natural gas at a very competitive price off the spot market to sell in the United States. The agreements are currently under negotiations to begin selling the natural gas in the U.S. IGDC's expectation is to begin selling the natural gas in the U.S. by the end of the second quarter of its fiscal ending June 30, 2004. Expected daily earning once the gas sales are in place is $40,000 to $172,000 per day.

General Electric, Advisor On IGDC Energy Projects - IGDC signed an agreement with General Electric and its Power Division in which GE is an advisor to IGDC on the development of up to three distributed generation gas fired power plants totaling 1500 megawatts of electrical power. GE also agreed to provide of turbines for the larger power plants as well as smaller distributed generation "power in a box" .5 to 5 megawatt (MW) turbine engines for proposed gas fired co-generation plants on Indian reservation on the West Coast. IGDC has identified 47 Indian reservation that can benefit from a .5 to 5 MW power plant on it land.

Washington State Power Plant Agreement - IGDC signed a letter of intent with a major energy project company to explore the acquisition by IGDC of Washington State distributed generation gas fired 500 MW power plant. The project if fully permitted and sited for development for up to 1,000 MW. Acquisition of a power plant project will help with the sale and transfer of the Canadian First Nation natural gas into the U.S.

Chevron Energy Solutions Teams With IGDC - Chevron Energy Solutions Company, a division of Chevron U.S.A. Inc., and Indigenous Global signed a Memorandum of Understanding in May 2003 to work together to develop distributed generation projects on Native American Lands in the U.S. Under this agreement, the companies will focus on distributed generation projects ranging from one to 49.5 MW on Native American lands across the U.S.

Hispano-American University Signs Cooperation Agreement - Hispano-American University of Nicaragua signed an agreement with Indigenous Global to develop educational and business expansion projects that provide economic opportunities for indigenous peoples of Nicaragua. The initial projects include wind energy farms, a waste treatment facility, founding new vocational training programs and instituting new mechanisms for economic trade between Nicaragua and the U.S. The university, with a focus on indigenous peoples, has over four campuses within the Managua metropolitan area and includes over 3,000 undergraduate and graduate students.

IGDC Retains TRC To Develop Power Projects - IGDC signed a consultant agreement with TRC Solutions, Inc. to assist IGDC in several energy initiatives including obtaining a letter of intent (LOI) to develop a natural gas-fired power generating facility on the West Coast. TRC will provide expertise in financing, permitting and construction of the project. The letter of intent also sets in motion the sale of up to 90 billion cubic feet of Canadian First Nations natural gas within the U.S. by IGDC. IGDC signed an agreement to sell 90-billion cubic feet per year of Canadian First Nations tribal natural gas for 25 years in the United States.

Employees
---------

As of June 30, 2003, the Company has no employees and contracts with several individuals as independent contractors for various services periodically required by the Company. The Company plans in the near future to add additional personnel. See Item 6.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company occupies an office in San Francisco, California provided by UNDC, a majority shareholder and an affiliate of the Company, on a month-to-month basis. The Company is subject to the terms of the lease agreement with UNDC as of June 2003. The Company paid $3,000 per month to UNDC until UNDC had the office expansion completed in June 2003. The company currently pays rental $10,910 per month to UNDC. Management of the Company considers the office space to be adequate to meet the current demands of the Company's business since more staff, mainly independent contractors, will be necessary for the Company's business expansion. In the opinion of the Company's Management, all of the Company's properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

The Company is in litigation for a complaint by Community Bank of the Bay for breach of promissory note and guarantees by DLA Financial and Deni Leonard Associates, Inc. It filed an appeal in October 2002, which was dismissed in January 2003. All parties signed a settlement agreement in January 2003 whereby the Company has agreed to pay a total sum of $137,000, of which $24,000 had been paid at June 30, 2003. The outstanding liability, including accrued interest and legal fees totaling $210,755 has been provided for in these financial statements.

The Company is in litigation for a complaint involving a former officer and employee, John Daiza, who claims to have been fraudulently induced into an employee contract and breach of that contract. There is a motion by defendants for leave to file cross-complaint granted on March 25, 2003. This case is still in litigation, and no amounts or liabilities, if any, have been determined. The Company intends to defend the case vigorously and legal counsel believes the Company's case is strong. Consequently, no provision for loss on this claim is included in these financial statements.

Pollet & Richardson claimed $64,360 in legal fees from Focal Corporation
(IGDC)when the Company acquired the Focal Company. In a settlement agreement in May 2002, the assets were transferred to a fellow subsidiary that also assumed the obligation to pay this debt. A judgment was awarded in October 2002. In March 2003, IGDC was added as a judgment debtor and consequently provision has been made in these financial statements for this potential loss.

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

A noteholder has submitted a claim for repayment of promissory notes totaling $100,000 that was funded during 1997. The matter is currently in litigation. As referred to in Note 5, the Company is in default for repayment of principal and interest on several of its convertible notes due to lack of funds to finance its operations and repay the notes. This debt is included in the convertible notes payable liability and all interest accrued has been provided for to June 30, 2003.

A former employee of UNDC, Ron Sullivan, submitted a claim against UNDC, IGDC and Deni Leonard for $484,962 on July 16, 2003 for breach of contract regarding his employment. The Company and legal counsel believes there is no claim against IGDC and intends to defend this claim vigorously. Consequently, no provision for loss on this claim is included in these financial statements.

Grist Associates vs. IGDC. In July 2002, Grist Associates filed a complaint for payment of $20,975 in professional architectural services to Focal Corporation in 2001. IGDC filed and answered a cross-complaint seeking indemnity from Howard Pulmer, formerly President of Focal Corporation. The Company intends to vigorously contest this matter, especially indemnity. As no further developments have occurred since 2002, and legal counsel believes that the Company's case is strong, no provision for loss on this claim is included in these financial statements.

Two alleged former employees have submitted labor commission claims for back wages of approximately $60,000. IGDC maintains that no wages are due as their services were settled with stock issued in January 2003. IGDC intends to vigorously contest these matters, and consequently, no provision for loss on these claims is included in these financial statements.

The Company expects to pay the agreed settlement amounts when it obtains further funds from its stock private placement during the second quarter of Fiscal Year 2004. There are no assurances that the Company will receive such funds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been listed on the Bulletin Board of the NASDAQ over-the-counter market ("OTCBB") since September, 2000 formerly under the symbol FCLO that has subsequently been changed to IGDC to reflect the change in name of the Company. In November 2002, the Company was delisted from the OTCBB because the Company was not current in filing its reports under the 1934 Securities Exchange Act.

The Company's common stock has been since trading on Pink Sheets. The closing sales price reported on June 30, 2003 was $0.07 per share. The reported sales in the fiscal year 2002 on monthly basis, are set forth below*.

* HISTORICAL QUOTES PROVIDED BY NASDAQ

  DATE         OPEN        HIGH        LOW       CLOSE
   JUL 02      0.25        0.25        0.25       0.25
   AUG 02      0.25        0.25        0.07       0.07
   SEP 02      0.07        0.07        0.07       0.07
   OCT 02      0.07        0.15        0.05       0.15
   NOV 02      0.15        0.15        0.05       0.05
   DEC 02      0.05        0.12        0.10       0.12
   JAN 03      0.12        0.15        0.10       0.15
   FEB 03      0.15        0.20        0.04       0.07
   MAR 03      0.07        0.15        0.07       0.08
   APR 03      0.08        0.10        0.06       0.07
   MAY 03      0.07        0.12        0.06       0.12
   JUN 03      0.12        0.13        0.065      0.07

As of June 30, 2003, there were 47,790,632 shares of the Company's Common Stock issued and outstanding, held of record by 732 shareholders.

The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Transfer Online.com, a corporation doing business in Portland, Oregon, serves as transfer agent for the Common Stock of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Indigenous Global Development Corporation ("IGDC" or the "Company") was incorporated in Utah on August 12, 1980 as Petro Funding, Inc., for the purpose of acquiring, exploring and developing natural resource properties. The Company changed its name to TVM Global Entertainment, Inc. in November 1982, and to Cinema Features, Inc. in July 1983, as part of the Company's plan to invest in movie production and distribution rights.

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

On May 15, 2001, Focal Corporation entered into an Amended and Restated Stock Purchase Agreement (the "Agreement") With United Native Depository Corporation , a Navajo Nation corporation.

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

United Native Depository Corporation, a majority shareholder of the Company, is a Native American company. UNDC is a financial holding corporation organized under the laws of the jurisdiction of the Navajo Nation. UNDC is 100% owned by Native American members whose objective is to increase the economic well-being of the indigenous population. Mr. Deni Leonard, the Company's Chairman and CEO, is the principal and controlling shareholder of UNDC.

Focal Corporation changed its name to Indigenous Global Development Corporation in May 2002 to reflect the significant change in the Company's character and strategic focus relating to power plant development with the Native American Indians. IGDC is a developing company and the first Native American majority owned public corporation and is incorporated in the State of Utah.

The core business model of IGDC is to provide strategic, financial and investment tools to help deliver economic development, education, empowerment and financial self-sufficiency for Native Americans across the U.S. and for indigenous people throughout the world. To reach its objectives the companies priority areas include investment financing in Indian Country, sales of Canadian First Nations natural gas in the U.S., work to develop and acquire power plant projects and efforts to develop programs to provide lower cost pharmaceuticals to Native American communities throughout the U.S.

PLAN OF OPERATION

IGDC intends to have a development team that will address all of the above areas to insure that it can provide the best possible energy program for the individual Tribes.

IGDC has the unique opportunity to utilize the federal charter system which allows individuals of Tribe to pursue economic projects under the Section 17 provision. Section 17 of the ACT, 25 U.S.C. 477 that authorizes the Secretary of Interior to recognize the charter of incorporation of Tribal business corporations for the purpose of separation between governmental and business functions.

IGDC has presently tribally enrolled employees who will proceed to develop individual corporations on their respective reservations. The Tribe will lease the land and permit the projects for the tribally enrolled members. This strategy allows the businesses to be owned by the individuals while still contributing revenue to the Tribal government through the payment of rental for the leases. This initiative streamlines the strategy to build and operate a tribally based merchant power plant. Only Indian owned businesses have this authority.

IGDC is at the early stage of implementing its business model. To date, the Company has not begun construction nor has the Company solidified all of its contracts with third parties to enable it to proceed with the construction.

IGDC intends to raise funds for its projects by offering its securities for sale in a private offering. No specific plans have been made with respect to the size of the proposed offering.

Raising Capital

In its efforts to raise additional capital for its projects, IGDC met with and negotiated a private placement memorandum with Native America, FLC. In May 2003, Native America, FLC, a wholly owned Native American fundamental law company announced a future investment of $5,000,000 in IGDC. This latest injection of capital will enable IGDC to maintain its pace as it moves toward completion of its energy, pharmaceutical and investment development goals with native tribes in the U.S. and Canada. The investment is still in negotiations. IGDC is projecting this investment to be in place by the end of the second quarter of fiscal year 2003 - 2004, however, no assurances can be made that such investment will take place.

Office Expansion/Staffing Additions
-----------------------------------

IGDC expanded its corporate headquarters into new offices located at 100 Bush Street, Suite 600, San Francisco, CA. The five-year lease allows IGDC to double its office space to make room for new staff and its planned expansion. The Company plans to have new additions to the IGDC staff which may include full-time and consultant staff in the following areas:

Marketing and Business Development (1)
Sales (1)
Accounting (1.5)
Energy Consultant/Staff (1.5)
Pharmaceutical Consultants (2)

LIQUIDITY AND CAPITAL RESOURCES

From inception of the business to June 30, 2003, the Company's operations have been financed primarily through the sale of common stock and the issuance of convertible notes payable. At June 30, 2003, the Company had approximately $22,902 in cash.

For the fiscal year, ended June 30, 2003, net cash used for operating activities was $778,778, as compared to $734,202 in the fiscal year ended June 30, 2002. Net cash used by operating activities in fiscal year ended June 30, 2003 consisted primarily of an operating loss of $1,464,840, offset by stock issued for services of $388,907, and a provision for legal losses of $344,529.

For the fiscal year, ended June 30, 2003, net cash used by investing activities was $16,993 compared to $10,270 for the previous fiscal year.

Net cash flows from financing activities for the fiscal year ended June 30, 2003 was $478,277. This was attributable primarily to the proceeds from issuance of common stock of $321,868, proceeds from common stock subscribed of $138,500 and proceeds from convertible notes payable of $34,909 partially offset by a repayment of convertible notes payable of $17,000.

Net cash flows from financing activities for the fiscal year ended June 30, 2002 was $738,357. This was attributable primarily to the proceeds from issuance of notes payable of $275,000 and the proceeds from issuance of common stock of $714,948. This was partially offset by proceeds from issuance of common stock paid directly to UNDC of $250,591 and a decrease in notes payable of $1,000.

The Company had total liabilities of $1,466,231 and $777,236 as of June 30, 2003 and 2002 respectively. The increase in the liabilities is mainly because of increase in due to majority stockholder and in accrued liabilities for legal issues of $344,529.

The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company has no revenue from operations and is dependant on the majority stockholder and private financing to fund its day-to-day cash requirements. The Company currently does not have sufficient capital resources or sources of liquidity through operations to finance its planned operations during the next twelve months. The Company intends to obtain the necessary funds to support its planned operations during the next twelve months in part from private equity investors. Management signed a letter of intent for $5 million in funding from Native America, FLC, which it believes will be sufficient to finance its operations during the next 6- 12 months. These funds are expected to be received during October 2003. However, there can be no assurance that sufficient additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's planned operations and financial condition during the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                              -----------------

 Independent Auditors' Report                                       F - 2

 Balance Sheet as of June 30, 2003                                  F - 3

 Statements of Operations
  for the Years Ended June 30, 2003 and 2002, and
  from Inception of Development Stage to June 30, 2003              F - 4

 Statements of Shareholders' Equity (Deficit)
  from Inception of Development Stage to June 30, 2003         F - 5 - F - 13

 Statements of Cash Flows
  for the Years Ended June 30, 2003 and 2002, and
  from Inception of Development Stage to June 30, 2003         F - 14 - F - 15

 Notes to Financial Statements                                 F - 16 - F - 25

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Indigenous Global Development Corporation
San Francisco, California

We have audited the accompanying balance sheet of Indigenous Global Development Corporation (a development stage company) as of June 30, 2003, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended and for the period July 1, 2002 through June 30, 2003, included in the cumulative period from inception of the development stage, July 1, 1993 through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Indigenous Global Development Corporation (formerly Focal Corporation) (a development stage company) for the year ended June 30, 2002, and from inception of the development stage, July 1, 1993 through June 30, 2002, were audited by other auditors, whose reports dated October 7, 1994, November 20, 1995, April 29, 1997, December 8, 1997, March 5, 1999, October 26, 1999, September 20, 2000, October 2, 2001 and
December 7, 2002, respectively, (which are not included in these financial statements), included an explanatory paragraph that described a going concern uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigenous Global Development Corporation at June 30, 2003, and the results of its operations and cash flows for the year then ended and for the period July 1, 2002 through June 30, 2003, included in the cumulative period from inception of the development stage, July 1, 1993 through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue sources and incurred losses from operations in each of the past two years and has negative working capital and a shareholders' deficit as of June 30, 2003, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
October 3, 2003


                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                               (FORMERLY FOCAL CORPORATION)
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                       JUNE 30, 2003


                                          ASSETS

CURRENT ASSETS
       Cash                                                                  $    22,902
       Prepaid expenses                                                           43,173
                                                                             ------------

                  Total Current Assets                                            66,075
                                                                             ------------

FIXED ASSETS,
  net of accumulated depreciation of $3,595                                       17,650
                                                                             ------------

OTHER ASSETS
       Interest receivable from majority stockholder                              57,059
       Deposits                                                                   10,910
                                                                             ------------

                  Total Other Assets                                              67,969
                                                                             ------------

                  Total Assets                                               $   151,694
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Convertible notes payable                                             $   525,696
       Accounts payable and accrued expenses                                     443,724
       Accrued interest payable                                                  159,503
       Due to majority stockholder                                               334,808
       Loans payable, related party                                                2,500
                                                                             ------------

                  Total Current Liabilities                                    1,466,231
                                                                             ------------

SHAREHOLDERS' DEFICIT
       Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                                    --
       Common stock; 100,000,000 shares authorized, 47,790,632
         shares issued and outstanding, $.10 par value                         4,779,064
       Additional paid in capital                                              3,093,261
       Deferred costs                                                             50,000
       Common stock subscriptions and receivable from sale of stock             (161,500)
       Deficit accumulated before the development stage                       (1,739,945)
       Deficit accumulated during the development stage                       (7,235,417)
                                                                             ------------

                  Total Shareholders' Deficit                                 (1,314,537)
                                                                             ------------

                  Total Liabilities and Shareholders' Deficit                $   151,694
                                                                             ============

          The accompanying notes form an integral part of these financial statements.

                                           F-3



                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (FORMERLY FOCAL CORPORATION)
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS

                                                             For the Years Ended                     From Inception
                                                                  June 30,                           of Development
                                                     --------------------------------                     Stage
                                                                                                    (July 1, 1993 to
                                                          2003               2002                     June 30, 2003)
                                                     -------------      -------------                 -------------
NET REVENUES FROM SALE OF LAND                       $         --       $         --                   $    81,256
                                                     -------------      -------------                 -------------

OPERATING EXPENSES
       General, selling and administrative expenses       652,276            313,002                     2,784,300
       Consulting and management services                 323,209            781,516                     2,404,375
       Directors and officers fees and salaries           340,750             30,000                     1,287,250
       Professional fees                                   84,221            143,807                       430,722
                                                     -------------      -------------                 -------------

                  Total Operating Expenses              1,400,456          1,268,325                     6,906,647
                                                     -------------      -------------                 -------------

OPERATING LOSS                                         (1,400,456)        (1,268,325)                   (6,825,391)
                                                     -------------      -------------                 -------------

OTHER INCOME (EXPENSES)
       Gain on transfer of assets (Note 4)                     --            381,161                       381,161
       Gain on extinguishment of debt                          --                 --                       213,843
       Interest income                                     27,000             27,000                        57,059
       Loss on impairment of land                              --                 --                      (277,356)
       Interest Expense                                   (91,384)          (130,197)                     (775,693)
                                                     -------------      -------------                 -------------

                  Total Other Income (Expense)            (64,384)           277,964                      (400,986)
                                                     -------------      -------------                 -------------

        Operating Loss before Income Taxes             (1,464,840)          (990,361)                   (7,226,377)

PROVISION FOR INCOME TAXES                                     --             (1,240)                       (9,040)
                                                     -------------      -------------                 -------------

                Net Loss                             $ (1,464,840)      $   (991,601)                 $ (7,235,417)
                                                     =============      =============                 =============

                Net loss per common share
                  - basic and diluted                $     (0.033)      $     (0.026)                 $     (0.202)
                                                     =============      =============                 =============

                Weighted average common shares
                  outstanding
                    - basic and diluted                43,958,513         37,731,295                    35,765,784
                                                     =============      =============                 =============

                          The accompanying notes form an integral part of these financial statements.

                                                           F-4


                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                    (FORMERLY FOCAL CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2003 (CONTINUED)

                                                                                            Accumulated   Accumulated
                               Common Stock         Preferred Stock                           Deficit       Deficit        Total
                         ------------------------  -----------------  Additional              Before        During     Shareholders'
                                                                        Paid-in    Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
July 1, 1993 -
  Balance at
  beginning of
  development stage      1,526,396    $ 152,640         -   $     -  $1,576,181   $      -  $(1,739,945)  $         -   $   (11,124)
     Stock issued
       for services        349,960       34,996         -         -      21,484          -            -             -        56,480

     Sale of stock         414,120       41,412         -         -     165,648          -            -             -       207,060

     Net (Loss)                  -            -         -         -           -          -            -      (473,122)     (473,122)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 1994          2,290,476      229,048         -         -   1,763,313          -   (1,739,945)     (473,122)     (220,706)

     Stock issued
       for services        114,800       11,480         -         -      45,920          -            -             -        57,400

     Stock issued to
       officer in lieu
       of salary           200,000       20,000         -         -      80,000          -            -             -       100,000

     Sale of stock          75,400        7,540         -         -      30,160          -            -             -        37,700

     Stock issued for
       payment of note      10,000        1,000         -         -       4,000          -            -             -         5,000

     Net (Loss)                  -            -         -         -           -          -            -      (512,625)     (512,625)
                        -----------  -----------  --------  -------  -----------  --------  ------------  -----------   ------------

Balance at
  June 30, 1995          2,690,676      269,068         -         -   1,923,393          -   (1,739,945)     (985,747)     (533,231)

     Net (Loss)                  -            -         -         -           -          -            -      (268,936)     (268,936)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 1996          2,690,676      269,068          -        -   1,923,393          -   (1,739,945)   (1,254,683)     (802,167)

Stock issued for
       services            409,900   $   40,990          -  $     -  $  163,960   $      -   $        -    $        -   $   204,950

     Stock issued to
       officer in lieu
       of salary           240,000       24,000          -        -      96,000          -            -             -       120,000

     Net (Loss)                  -            -          -        -           -          -            -      (500,303)     (500,303)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 1997          3,340,576      334,058          -        -    2,183,353         -   (1,739,945)   (1,754,986)     (977,520)

     Retirement of
       common stock        (31,339)      (3,134)         -        -        3,134         -            -             -             -

     Stock issued
       for services          4,600          460          -        -        1,840         -            -             -         2,300

     Stock issued to
       officer in lieu
       of salary           240,000       24,000          -        -       96,000         -            -             -       120,000

     Stock issued for
       payment of
       notes               123,000       12,300          -        -       49,200         -            -             -        61,500

     Net (Loss)                  -            -          -        -            -         -            -      (301,586)     (301,586)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 1998          3,676,837   $  367,684          -  $     -   $2,333,527  $      -  $(1,739,945)  $(2,056,572)  $(1,095,306)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

                           The accompanying notes form an integral part of these financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                    (FORMERLY FOCAL CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2003 (CONTINUED)


                                                                                            Accumulated   Accumulated
                               Common Stock         Preferred Stock                           Deficit       Deficit        Total
                         ------------------------  -----------------  Additional              Before        During     Shareholders'
                                                                        Paid-in    Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 1998          3,676,837   $  367,684         -   $     -  $2,333,527   $      -  $(1,739,945)  $(2,056,572)  $(1,095,306)

     Stock issued for
       services            102,000       10,200         -         -      40,800          -            -             -        51,000

     Stock issued to
       officer in lieu
       of salary           180,000       18,000         -         -      72,000          -            -             -        90,000

     Stock issued for
       payment of
       accrued wages       360,000       36,000         -         -     144,000          -            -             -       180,000

     Sale of stock          25,000        2,500         -         -      22,500          -            -             -        25,000

     Net (Loss)                  -            -         -         -           -          -            -      (446,978)     (446,978)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 1999          4,343,837      434,384         -         -   2,612,827          -   (1,739,945)   (2,503,550)   (1,196,284)

Stock issued for
      Services               1,415          141         -         -         565          -            -             -           706

    Stock issued
      for broker fees       87,946        8,795         -         -      (8,795)         -            -             -             -

    Stock issued
      to purchase
      land               1,170,266      117,026         -         -    (117,026)         -            -             -             -

    Stock issued upon
      conversion of
      notes payable         24,000        2,400         -         -       9,600          -            -             -        12,000

   Stock issued for
      payment of
      accrued wages
      and director fees    829,916       82,992         -         -     183,200          -            -             -       266,192

    Stock issued for
      charitable
      contribution         180,000       18,000         -         -     (18,000)         -            -             -             -

      Net (Loss)                 -            -         -         -           -          -            -      (719,768)     (719,768)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 2000          6,637,380   $  663,738         -   $     -  $2,662,371   $      -  $(1,739,945)  $(3,223,318)  $(1,637,154)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

                            The accompanying notes form an integral part of these financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                    (FORMERLY FOCAL CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2003 (CONTINUED)


                                                                                            Accumulated   Accumulated
                               Common Stock         Preferred Stock                           Deficit       Deficit        Total
                         ------------------------  -----------------  Additional              Before        During     Shareholders'
                                                                        Paid-in    Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 2000          6,637,380   $  663,738         -   $     -  $2,662,371   $      -  $(1,739,945)  $(3,223,318)  $(1,637,154)

    Retirement of
      common stock
      held in escrow
      for purchase of
      land - prior year    (16,594)      (1,659)        -         -       1,659          -            -             -             -

    Stock issued to
      purchase land
                            66,831        6,683         -         -      (6,683)         -            -             -             -
  Stock issued to
    officer and
    outside
    consultants in
    lieu of salaries
    and fees             1,465,000      146,500         -         -     586,000          -            -             -       732,500

  Stock issued to
    officer and
    outside
    consultants for
    buy-out
    agreements           2,250,001      225,000         -         -      45,000          -            -             -       270,000

Stock issued for
    payment of prior
    year accrued
    services and
    salaries               412,634       41,264         -         -      73,970          -            -             -       115,234

  Stock issued upon
    conversion of
    notes payable
                           145,522       14,552         -         -      58,209          -            -             -        72,761
  Sale of stock to
    UNDC per
    agreement dated
    May 15, 2001        20,183,792    2,018,379         -         -  (1,708,379)  (300,000)           -             -        10,000

    Sale of stock           24,000        2,400         -         -      21,600          -            -             -        24,000

    Net (Loss)                   -            -         -         -           -          -            -    (1,555,658)   (1,555,658)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  June 30, 2001          31,168,566  $3,116,857         -   $     -  $1,733,747  $(300,000) $(1,739,945)  $(4,778,976)  $(1,968,317)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

                            The accompanying notes form an integral part of these financial statements.

                                                                F-7





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                    (FORMERLY FOCAL CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2003 (CONTINUED)


                                                                                            Accumulated   Accumulated
                               Common Stock         Preferred Stock                           Deficit       Deficit        Total
                         ------------------------  -----------------  Additional              Before        During     Shareholders'
                                                                        Paid-in    Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 2001          31,168,566  $3,116,857         -   $     -  $1,733,747  $(300,000) $(1,739,945)  $(4,778,976)  $(1,968,317)

     Stock issued
       to Company
       Officer to
       adjust
       purchase of
       controlling
       interest           1,000,000     100,000         -         -    (100,000)         -            -             -             -

     Stock issued
       for conversion
       of notes
       payable and
       interest             663,408      66,341         -         -     265,363          -            -             -       331,704

     Exercise of
       warrants for
       services
                            500,000      50,000         -         -     (50,000)         -            -             -             -

     Sale of stock
       for cash           3,124,240     312,424         -         -     402,524          -            -             -       714,948

     Stock issued
       for relief of
       accounts
       payable              138,850      13,885         -         -      25,797          -            -             -        39,682

     Stock issued
       for services
       and
       bonuses            3,017,026     301,712         -         -     338,000          -            -             -       639,702

     Stock issued
       to purchase
       land                 500,000      50,000         -         -     450,000          -            -             -       500,000

       Net (Loss)                 -           -         -         -           -          -            -      (991,601)     (991,601)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  June 30, 2002          40,112,090  $4,011,209         -   $     -  $3,065,431  $(300,000) $(1,739,945)  $(5,770,577)  $  (733,881)
                        ===========  ===========  ========  =======  =========== ========== ============  ============  ============

                            The accompanying notes form an integral part of these financial statements.





                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (FORMERLY FOCAL CORPORATION)
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                            FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2003 (CONTINUED)


                                                                                            Accumulated   Accumulated
                               Common Stock         Preferred Stock                           Deficit       Deficit        Total
                         ------------------------  -----------------  Additional              Before        During     Shareholders'
                                                                        Paid-in    Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 2002          40,112,090  $4,011,209          -  $     -  $3,065,431  $(300,000) $(1,739,945)  $(5,770,577)  $  (733,881)

Stock issued for
  payment of
  services on
  August 9, 2002
  at fair value of
  $0.25 per share            90,000  $    9,000          -   $     - $   13,500  $       -  $         -   $         -   $    22,500

Stock issued for
  payment of
  services on
  August 28, 2002
  at fair value of
  $0.07 per share           770,000  $   77,000          -  $     -  $  (23,100) $       -  $         -   $         -   $    53,900

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on August 28, 2002
  at fair value of
  $0.07 per share           110,000  $   11,000          -  $     -  $   (3,300) $       -  $         -   $         -   $     7,700

Stock issued on
  August 29, 2002
  for Stock sold at
  market value of
  $0.25 per share
  in July 2002               10,800  $    1,080          -  $     -  $    1,620  $       -  $         -   $         -   $     2,700

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on September 24, 2002
  at fair value of
  $0.07 per share           215,000  $   21,500          -  $     -  $   (6,450) $       -  $         -  $          -   $    15,050

Stock issued on
  October 3, 2002
  for sale at $0.08
  per share                  40,000  $    4,000          -   $     -  $    (800) $       -  $         -   $         -   $     3,200

Stock issued on
  October 3, 2002
  for sale at $0.10
  per share                  50,000  $    5,000          -  $     -  $        -  $       -  $         -   $         -   $     5,000

Stock issued on
  October 8, 2002
  for sale at $0.10
  per share                 222,179  $   22,218          -  $     -  $        -  $       -  $         -   $         -   $    22,218

Stock issued on
  October 22, 2002
  for sale at $0.08
  per share                  10,000  $    1,000          -  $     -  $     (200) $       -  $         -   $         -   $       800

Stock issued on
  October 22, 2002
  at market value of
  $0.10 per share
  for prepayment on
  natural gas project       500,000      50,000          -  $     -  $        -  $       -  $         -   $         -   $    50,000

Deferred costs related
  to natural gas project          -  $        -          -  $     -  $        -  $ (50,000) $         -   $         -   $   (50,000)


                            The accompanying notes form an integral part of these financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                    (FORMERLY FOCAL CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2003 (CONTINUED)


                                                                                            Accumulated   Accumulated
                               Common Stock         Preferred Stock                           Deficit       Deficit        Total
                         ------------------------  -----------------  Additional              Before        During     Shareholders'
                                                                        Paid-in    Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued on
  October 22, 2002
  for sale at market
  value of $0.25
  per share in July
  2002                       50,000  $    5,000          -  $    -   $    7,500  $       -  $         -   $         -   $    12,500

Stock issued on
  October 31, 2002
  for sale at $0.10
  per share                  44,000  $    4,400        -    $    -   $        -  $       -  $         -   $         -   $     4,400

Stock issued on
  November 14, 2002
  for sale at $0.01
  per share                 100,000  $   10,000          -  $    -   $   (9,000) $       -  $         -   $         -   $     1,000

Stock issued on
  December 30, 2002
  for sale at $0.10
  per share                 500,000  $   50,000          -  $    -   $        -  $       -  $         -   $         -   $    50,000

Stock issued on
  December 30, 2002
  at $0.50 per share
  on conversion of
  note payable               69,818  $    6,982          -  $    -   $   27,927  $       -  $         -   $         -   $    34,909

Stock issued for
  payment of
  services on
  December 31, 2002
  at fair value of
  $0.12 per share            85,000  $    8,500          -  $    -   $    1,700  $       -  $         -   $         -   $    10,200

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on December 31,
  2002 at fair value
  of $0.12 per share         25,000  $    2,500          -  $    -   $      500  $       -  $         -   $         -   $     3,000

Private placement
  in December 2002
  For 100,000
  shares of common
  stock to be
  issued                          -  $       --          -  $    -   $        -  $ 100,000  $         -   $         -   $   100,000
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  December 31, 2002      43,003,887  $4,300,389          -  $    -   $3,075,328  $(250,000) $(1,739,945)  $(5,770,577)  $  (384,805)
                        ===========  ===========  ========  =======  =========== ========== ============  ============  ============

                            The accompanying notes form an integral part of these financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                    (FORMERLY FOCAL CORPORATION)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2003 (CONTINUED)


                                                                                            Accumulated   Accumulated
                               Common Stock         Preferred Stock                           Deficit       Deficit        Total
                         ------------------------  -----------------  Additional              Before        During     Shareholders'
                                                                        Paid-in    Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued for
  officers' salaries
  and directors' fees
  on January 30,
  2003 at fair value
  of $0.10 per share      2,250,000  $  225,000          -  $     -  $       --  $       -  $         -   $         -   $   225,000

Stock issued for
  payment of
  services on
  January 30, 2003
  at fair value of
  $0.10 per share           259,500  $   25,950          -  $     -  $       --  $       -  $         -   $         -   $    25,950

Stock issued on
  February 10, 2003
  for sale at $0.20
  per share                 102,500  $   10,250          -  $     -  $   10,250  $       -  $         -   $         -   $    20,500

Stock issued on
  February 10, 2003
  for payment of
  services at fair
  value of $0.20
  per share                  12,500  $    1,250          -  $     -  $    1,250  $       -  $         -   $         -   $     2,500

Stock issued on
  February 10, 2003
  for sale at $0.25
  per share                  40,000  $    4,000          -  $     -  $    6,000  $       -  $         -   $         -   $    10,000

Stock issued on
  February 10, 2003
  for sale at $0.10
  per share               1,065,000  $  106,500          -  $     -  $       --  $       -  $         -   $         -   $   106,500

Stock issued on
  February 14, 2003
  for sale at $0.10
  per share                  40,000  $    4,000          -  $     -  $       --  $       -  $         -   $         -   $     4,000

Stock issued for
  payment of
  services on
  February 14, 2003
  at fair value of
  $0.18 per share             4,000  $      400          -  $     -  $      320  $       -  $         -   $         -   $       720

Stock issued on
  February 25, 2003
  for sale at $0.10
  per share                 207,500  $   20,750          -  $     -  $       --  $       -  $         -   $         -   $    20,750

Stock issued for
  payment of
  services on
  February 25, 2003
  at fair value of
  $0.08 per share            17,500  $    1,750          -  $     -  $     (350) $       -  $         -   $         -   $     1,400

                            The accompanying notes form an integral part of these financial statements.

                                                                F-11





                                        INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                              (FORMERLY FOCAL CORPORATION)
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                            FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2003 (CONTINUED)


                                                                                            Accumulated   Accumulated
                               Common Stock         Preferred Stock                           Deficit       Deficit        Total
                         ------------------------  -----------------  Additional              Before        During     Shareholders'
                                                                        Paid-in    Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued for
  payment of
  services on
  March 18, 2003
  at fair value of
  $0.15 per share            32,250  $    3,225          -  $     -  $    1,613  $       -  $         -   $         -   $     4,838

Stock issued for
  payment of
  services on
  March 24, 2003
  at fair value of
  $0.10 per share            92,995  $    9,300          -   $     - $       --  $       -  $         -   $         -   $     9,300

Stock issued for
  payment of
  services on
  April 15, 2003
  at fair value of
  $0.08 per share            65,000  $    6,500          -  $     -  $   (1,300) $       -  $         -  $          -   $     5,200

Stock issued on
  May 28, 2003
  for sale
  at $0.10 per share        180,000  $   18,000          -  $     -  $       --  $       -  $         -   $         -   $    18,000

Stock issued on
  June 10, 2003
  for sale
  at $0.10 per share        203,000  $   20,300          -  $     -  $       --  $       -  $         -   $         -   $    20,300

Stock issued for
  payment of
  services on
  June 11, 2003
  at fair value of
  $0.11 per share            15,000  $    1,500          -  $     -  $      150  $       -  $         -   $         -   $     1,650

Stock issued on
  June 27, 2003
  for sale
  at $0.10 per share        200,000  $   20,000          -  $     -  $        -  $       -  $         -   $         -   $    20,000

Common stock subscribed
  June 30, 2003;
  385,000 shares at
  $0.10 per share                 -  $        -         -   $     -  $        -  $  38,500  $         -   $         -   $    38,500

       Net (Loss)                 -  $        -         -   $     -  $        -  $       -  $         -   $(1,464,840)  $(1,464,840)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  June 30, 2003          47,790,632  $4,779,064          -  $     -  $3,093,261  $(201,500) $(1,739,945)  $(7,235,417)  $(1,314,537)
                        ===========  ===========  ========  =======  =========== ========== ============  ============  ============

                            The accompanying notes form an integral part of these financial statements.

                                                                F-12


                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (FORMERLY FOCAL CORPORATION)
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS

                                                                For the Years Ended         From Inception
                                                                      June 30,              of Development
                                                            ----------------------------         Stage
                                                                                           (July 1, 1993) to
                                                               2003             2002         June 30, 2003
                                                            -----------      -----------      -----------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
       Net loss                                             (1,464,840)        (991,601)      (7,235,417)
                                                            ===========      ===========      ===========
       Adjustments to reconcile net loss to net
         cash used for operating activities:
           Stock issued for services performed                 388,907          639,703        2,881,084
           Loss on impairment of land and assets                    --               --          277,356
           Non-cash compensation and promotion                      --               --           83,960
           Expenses paid by a reduction of
             loan commitment fee                                    --               --           30,000
           Depreciation                                          1,983            1,034            3,595
           Net transfer of assets and liabilities
             to Superior Development Corporation                    --         (381,161)        (381,161)

       Changes in Assets (Liabilities):
           (Increase) decrease in assets:
              Prepaid expenses and other receivables           (42,603)          23,651          (43,173)
              Interest receivable from
                majority stockholder                           (27,000)         (27,000)         (57,059)
               Deposits                                         (7,317)           3,521             (910)

           Increase (decrease) in liabilities:
              Accounts payable and accrued expenses            352,744           24,767        1,648,898
              Accrued interest payable                          19,348          (27,116)         195,807
                                                            -----------      -----------      -----------

                 Total Adjustments                             686,062          257,399        4,638,397
                                                            -----------      -----------      -----------

                  Net Cash Flows Used for
                    Operating Activities                      (778,778)        (734,202)      (2,597,020)
                                                            -----------      -----------      -----------

CASH FLOWS PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES:
       Capitalized land development costs                           --               --         (181,877)
       Refundable loan commitment fee                               --               --          (30,000)
       Purchase of furniture and equipment                     (16,993)          (4,660)         (29,282)
       Received from (advances to)related parties                5,610           (5,610)              --
       Purchase of land                                             --               --           (4,620)
                                                            -----------      -----------      -----------

                  Net Cash Flows Used for
                    Investing Activities                       (11,383)         (10,270)        (245,779)
                                                            -----------      -----------      -----------

CASH FLOWS PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                  321,868          714,948        1,430,026
       Proceeds from convertible notes payable                  34,909          275,000        1,045,766
       Advances from majority stockholder                      334,808               --          334,808
       Proceeds from common stock subscribed                   138,500               --          138,500
       Proceeds from mortgage                                       --               --          178,750
       Advances from related parties                                --               --           22,442
       Repayment of convertible notes payable                  (17,000)          (1,000)         (34,000)
       Repayment of notes to majority stockholder                   --         (250,591)        (250,591)
                                                            -----------      -----------      -----------

                  Net Cash Flows Provided by
                    Financing Activities                       813,085          738,357        2,865,701
                                                            -----------      -----------      -----------

                  The accompanying notes form an integral part of these financial statements.

                                                     F-13


                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (FORMERLY FOCAL CORPORATION)
                                         (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  For the Years Ended    From Inception
                                                                        June 30,         of Development
                                                               -------------------------      Stage
                                                                                        (July 1, 1993) to
                                                                  2003           2002      June 30, 2003
                                                               ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH                                $  22,924      $  (6,115)     $  22,902

CASH AT THE BEGINNING OF THE PERIOD                                  (22)         6,093             --
                                                               ----------     ----------     ----------

CASH (OVERDRAFT) AT THE END OF
  THE PERIOD                                                   $  22,902      $     (22)     $  22,902
                                                               ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                           $  32,540      $ 132,955      $ 300,528
                                                               ==========     ==========     ==========

       Income taxes paid                                       $      --      $      --      $   7,073
                                                               ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
       Conversion of notes payable and interest
         accrued to common stock                               $  34,909      $ 331,704      $ 528,874
                                                               ==========     ==========     ==========

       Assumption of debt in connection with the
         acquisition of land held for development              $      --      $      --      $ 873,000
                                                               ==========     ==========     ==========

       Receivable from Sale of Stock                           $      --      $      --      $ 300,000
                                                               ==========     ==========     ==========

       Common stock issued for payment
         of accounts payable                                   $      --      $  39,682      $ 154,916
                                                               ==========     ==========     ==========

       Common stock issued for purchase of land                $      --      $ 500,000      $ 500,000
                                                               ==========     ==========     ==========

       Officer loans forgiven on transfer
         to fellow subsidiary                                  $      --      $  65,500      $  65,500
                                                               ==========     ==========     ==========

       Common stock issued as prepayment for
         Natural gas project                                   $  50,000      $      --      $  50,000
                                                               ==========     ==========     ==========

                 The accompanying notes form an integral part of these financial statements.

                                                     F-14

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - NATURE OF OPERATIONS

Indigenous Global Development Corporation (the "Company" or "IGDC") was incorporated in Utah on August 12, 1980 as Petro Funding, Inc. In May 1993, the Company's name was changed to Focal Corporation and on May 13, 2002, the Company changed its name to Indigenous Global Development Corporation ("IGDC").

Prior to July 1, 1993, IGDC was involved in other businesses, but then changed its focus to acquiring and developing community shopping centers and other types of operating real properties.

On May 15, 2001, the Company entered into an Amended and Restated Stock Purchase Agreement (the "Agreement") with United Native Depository Corporation ("UNDC"). UNDC, a majority stockholder of the Company, is a Native American company. UNDC is a financial holding corporation organized under the laws of the jurisdiction of the Navajo Nation. UNDC is 100% owned by Native American members.

The stock purchase agreement noted above, whereby UNDC acquired controlling interest in the Company, required that the real estate properties and related debt be transferred to a new company called Superior Development Corporation. The major shareholder of Superior Development Corporation is Howard Palmer, former shareholder and former president of Focal Corporation.

The core business model of IGDC is to provide strategy, financial and investment tools to help deliver economic development, education, empowerment and financial self-sufficiency for Native Americans across the U.S. and for indigenous people throughout the world. To reach its objectives the companies priority areas include investment financing in Indian Country, sales of Canadian First Nations natural gas in the U.S., work to develop and acquire power plant projects and efforts to develop programs to provide lower cost pharmaceuticals to Native American communities throughout the U.S.

Note 2 - BASIS OF PRESENTATION

These financial statements have been prepared on the going concern basis. At present, the Company has no revenue from operations. The Company has experienced significant losses of $1,464,840 and $991,601 for the years ended June 30, 2003 and 2002, respectively, and $7,235,417 since inception of development stage. At June 30, 2003, current liabilities exceed current assets by approximately $1,400,156. The Company is dependent on funds from borrowing and private financing to fund its day-to-day cash requirements. Management has signed a letter of intent for funding of $5 million from Native America, FLC, which it believes will be sufficient to finance its operations during the next twelve months. These funds are expected to be received during October and November 2003. However, until such time as these funds are obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and the funding noted above, or established revenue sources, it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is Management's objective to seek additional capital and funding sources to finance its future operations.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) Use of Estimates

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

(2) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

(3) Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2003, the fair value of all financial instruments approximated carrying value.

The carrying amounts of accounts payable and accrued expenses, accrued interest payable and amount due to majority stockholder are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its related party debt and convertible notes payable approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

(4) Fixed Assets

Fixed assets comprise of furniture and equipment, which are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

(5) Long-Lived Assets

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

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(6) Convertible Notes Payable

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

(7) Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Through June 30, 2003, the Company has not had any significant revenue.

(8) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(9) Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the convertible notes payable described in Note 5 are anti-dilutive. Therefore, such notes do not impact the weighted average number of common shares outstanding reported in the accompanying statement of operations.

(10) Stock-Based Compensation

As of June 30, 2003, the Company does not have any stock based compensation plans. Common stock issued for compensation or other services rendered are due to lack of cash to pay for services. The stock is issued at the discretion and approval of the Board of Directors of the Company.

Common stock and other equity instruments issued to any recipient for compensation or other services rendered are accounted for using the fair value method. Such method is based on the estimated fair value of (a) the services received or (b) the equity instrument issued, whichever is more reliably measurable. The estimated fair value of the warrants described in Note 5 ("Convertible Notes Payable") is shown in Note 11.

(11) Development Stage Company

IGDC has not generated any significant revenue since June of 1993, the accompanying financial statements have therefore been prepared using the accounting formats prescribed for development stage companies, since July 1, 1993.

(12) Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2003 presentation.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(13) Recent Accounting Pronouncements

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

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 4 - TRANSFER OF CERTAIN ASSETS AND LIABILITIES

During the year ended June 30, 2002 and in conformance with the original merger/acquisition agreement between UNDC, six properties previously owned by IGDC, were deeded out of the Company to Superior Development Corporation ("Superior") (See Note 1). The property and related liens and encumbrances were transferred at net book value. The approximate net book value at October 2, 2001, the date the transfer took place, of the properties being transferred was a negative amount totaling $272,000.

On May 13, 2002, an Agreement entitled "Settlement Terms" was made between Howard Palmer, Superior, IGDC, Deni Leonard, Chairman of IGDC and UNDC and UNDC pursuant to which; (i) Howard Palmer transferred 1,134,000 shares of IGDC and 2,400,000 warrants to the Company to UNDC; (ii) the Company assigned to Superior a lawsuit pertaining to real estate property previously transferred by the Company to Superior; (iii) certain loans in the amount of $65,500 due to Howard Palmer from the Company was forgiven by Howard Palmer; (iv) Superior agreed to assume $602,120 of accounts payable that were on the books of the Company, the parties to the Agreement executed mutual releases, and; (v) Howard Palmer and Superior released any and all claim to any benefit from the Management and Development contract.

Also, on May 13, 2002, a shareholder of IGDC and an officer of Superior, Donald Zink (Zink), entered into an agreement entitled "Settlement Agreement" with the Company and UNDC pursuant to which Zink transferred to UNDC 1,150,000 shares of the Company, retaining ownership of 571,000 shares and the assumption of $602,120 assumed by Superior pursuant to the Settlement Terms Agreement above referred to in the previous paragraph. The Parties also entered into mutual releases.

The net income from the relief of debt related to the transfer of assets and liabilities to Superior as noted above totaled $381,161.

NOTE 5 - INCOME TAXES

The Company has no taxable income and no provision for federal and state income taxes is required for 2003. State income taxes provided in 2002 totaled $1,240.

A reconciliation of the statutory federal rate and the Company's effective tax rate is as follows:

    Year ended June 30,                              2003          2002
                                                    ------        ------

   Statutory federal income tax rate                  34%           34%
    Other-utilization of net operating losses        (34%)         (34%)
                                                    ------        ------

    Effective tax rate                                 0%            0%
                                                    ------        ------

Deferred tax consists of the following:

    Deferred tax asset - non-current:

                                                           June 30,
                                                             2003
                                                       --------------

      Net operating loss carry-forwards                    1,890,000
      Less: Valuation allowance                           (1,890,000)
                                                       --------------
                                                        $          -
                                                       ==============

Since there is no reasonable assurance that the net operating losses will be realized from taxable income in future years, the Company has recorded a 100% valuation allowance against the deferred tax asset. The valuation allowance increased by $490,000 from June 30, 2002 to June 30, 2003.

As of June 30, 2003, for federal and state income tax purposes, the Company had approximately $5,150,000 and $2,350,000, respectively, of net operating loss carry-forwards available to reduce future taxable income. The federal net operating loss expires through 2023, while the state of California has currently suspended use of net operating losses. The use of the net operating loss carry-forward may have been eliminated or substantially restricted and/or subject to certain annual limitations as a result of the changes in equity ownership in May 2001.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 6 - CONVERTIBLE NOTES PAYABLE

At June 30, 2003, the Company has convertible notes payable outstanding, totaling $525,696, which matured at various dates through April 2003. Such notes require monthly payments of interest only at the rate of either 10% or 12% per annum. All of the notes mature one year after issuance, and since all the notes matured prior to June 30, 2003, the Company is in default on all principal and interest payments. Certain interest payments are made in the notes when the Company has sufficient funds to make payments.

Per the note agreements, the notes payable are convertible into Company common stock at the note holder's option prior to maturity at the rate of one share for each $.50 of principal amount. Upon conversion, such stock is issued with warrants to purchase an equal number of shares of Company common stock over a three-year period at graduated prices as follows: (a) within year one at $1 per share; (b) between years one and two at $2 per share, and (c) thereafter at $3 per share. If not exercised, such warrants expire three years after issuance (see Note 12).

During December 2002, certain note holders exercised their option to convert their notes, aggregating $34,109 in principal and accrued interest, to common stock in accordance with the above terms. Accordingly, the Company issued 69,818 shares of common stock and an equal amount of warrants to purchase shares of common stock of the Company.

Interest expense relating to the above notes totaled $74,590 and $36,304 for the year ended in June 30, 2003 and 2002, respectively.

NOTE 7 - DUE TO MAJORITY STOCKHOLDER

The amount due is unsecured and relates to advances from majority stockholder, UNDC, to finance the operations of the Company. $310,000 of the amount due relates to unsecured notes payable, bearing interest at 12% per annum and payable on or before June 30, 2004. The remaining balance of $24,808 comprises interest payable of $16,794 and $8,014 of general advances, which bears interest at 6% per annum, and is payable on demand.

NOTE 8 - LOANS PAYABLE, RELATED PARTY

The loans payable, related party is unsecured, interest free and is due on demand.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company has provided for losses related to legal matters totaling $407,512, which is included in accounts payable and accrued expenses in these financial statements. The following is a summary of the pending legal matters:

The Company is in litigation for a complaint by Community Bank of the Bay for breach of promissory note and guarantees by DLA Financial and Deni Leonard Associates, Inc. It filed an appeal in October 2002, which was dismissed in January 2003. All parties signed a settlement agreement in January 2003 whereby the Company has agreed to pay a total sum of $137,000, of which $24,000 had been paid at June 30, 2003. The outstanding liability, including accrued interest and legal fees totaling $210,755 has been provided for in these financial statements.

The Company is in litigation for a complaint involving a former officer and employee, John Daiza, who claims to have been fraudulently induced into an employee contract and breach of that contract. There is a motion by defendants for leave to file cross-complaint granted on March 25, 2003. This case is still in litigation, and no amounts or liabilities, if any, have been determined. The Company intends to defend the case vigorously and legal counsel believes the Company's case is strong. Consequently, no provision for loss on this claim is included in these financial statements.

                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pollet & Richardson claimed $64,360 in legal fees from Focal Corporation
(IGDC)when the Company acquired the Focal Company. In a settlement agreement in May 2002, the assets were transferred to a fellow subsidiary that also assumed the obligation to pay this debt. A judgment was awarded in October 2002. In March 2003, IGDC was added as a judgment debtor and consequently provision has been made in these financial statements for this potential loss.

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

A noteholder has submitted a claim for repayment of promissory notes totaling $100,000 that was funded during 1997. The matter is currently in litigation. As referred to in Note 5, the Company is in default for repayment of principal and interest on several of its convertible notes due to lack of funds to finance its operations and repay the notes. This debt is included in the convertible notes payable liability and all interest accrued has been provided for to June 30, 2003.

A former employee of UNDC, Ron Sullivan, submitted a claim against UNDC, IGDC and Deni Leonard for $484,962 on July 16, 2003 for breach of contract regarding his employment. The Company and legal counsel believes there is no claim against IGDC and intends to defend this claim vigorously. Consequently, no provision for loss on this claim is included in these financial statements.

Grist Associates vs. IGDC. In July 2002, Grist Associates filed a complaint for payment of $20,975 in professional architectural services to Focal Corporation in 2001. IGDC filed and answered a cross-complaint seeking indemnity from Howard Pulmer, formerly President of Focal Corporation. The Company intends to vigorously contest this matter, especially indemnity. As no further developments have occurred since 2002, and legal counsel believes that the Company's case is strong, no provision for loss on this claim is included in these financial statements.

Two alleged former employees have submitted labor commission claims for back wages of approximately $60,000. IGDC maintains that no wages are due as their services were settled with stock issued in January 2003. IGDC intends to vigorously contest these matters, and consequently, no provision for loss on these claims is included in these financial statements.

The Company expects to pay the agreed settlement amounts when it obtains further funds from its stock private placement during the second quarter of Fiscal Year 2004.

Lease commitment

As of June 30, 2003, the Company is sharing office space with United Native Depository Corporation. Rent expense was $31,588 and $24,660 for the years ended June 30, 2003 and 2002, respectively. Rent expense increased due to relocation to the current office to meet the current demand for the company's business. An expansion of the current office space was completed in June 2003, and rent expense now totals $10,910 per month.

The Company has a five year lease commitment for premises rent. The annual lease payment is $130,920 and the total lease commitment as of June 30, 2003, is $600,050.

NOTE 10 - RELATED PARTY TRANSACTIONS

Issuance of common stock to Officers and Directors totaled 2,600,000 shares at a fair value of $250,750, determined at the closing price on the day the shares were issued, for the year ended June 30, 2003 . Payments to Officers and Directors for consulting fees and salaries totaled $162,288. At June 30, 2003, $42,500 of Directors fees is included in prepaid expenses.

During the year ended June 30, 2003, consulting fees paid to employees of UNDC and stockholders of the Company totaled $196,052 in cash and common stock issued in lieu of these services totaled 1,443,745 shares at a fair value of $138,157, determined at the closing price on the day the shares were issued. These expenses are included in the operating statement under consulting and management services.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 11 - FIXED ASSETS

Property and equipment consist of the following:

    Furniture and fixtures                                            $ 11,176
    Office equipment                                                    10,069
                                                                      ---------

          Subtotal                                                    $ 21,245
    Accumulated depreciation and amortization                           (3,595)
                                                                      ---------

                                                                      $ 17,650
                                                                      =========

Depreciation for the years ended June 30, 2003 and 2002 was $1,983 and $1,034, respectively.

NOTE 12 - WARRANTS TO PURCHASE COMMON STOCK

From 1993 through 1998, the Company issued warrants in connection with the issuance of stock and the conversion of notes payable to purchase 1,684,832 of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants were outstanding, respectively. All warrants expire three years from the date of grant. By June 30, 2002, these warrants were expired. The Board of Directors authorized to extend the expiration date of all warrants to May 14, 2004. All warrants will have a new grant date of May 14, 2001. At the date of grant, the Company estimated the fair value of the warrants to be $0.40 using the Black- Scholes Model with the following assumption: risk free interest rate of 5.4%; a contractual life of one year; expected volatility of 170%; and no dividends.

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

For the fiscal year ended June 30, 2001, the Company issued warrants on various dates in connection with the conversion of notes payable to purchase 145,522 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively (see Note
5). All warrants expire three years from the date of grant. At the date of grant, the Company estimated the fair value of the warrant to be $1.30 using the Black-Scholes Model with the following assumption: risk free interest rate of 5.4%; a contractual life of one year; expected volatility of 170%; and no dividends.

During the fiscal year ended June 30, 2002, the Company cancelled 2,400,000 previously issued warrants issued to a former officer of the Company, and 850,000 warrants to a former consultant. On the other hand, an additional 500,000 previously issued warrants were exercised for shares of common stock. No money was paid for these shares.

During the fiscal year ended June 30, 2003, warrants were issued in December 2002 in connection with the conversion of notes payable to purchase 69,818 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively (see Note
5). At the date of grant, the Company estimated the fair value of the warrant to be $0.01 using the Black-Scholes Model with the following assumption: risk free interest rate of 1.06%; a contractual life of one year, expected volatility of 130%; and no dividends.

A summary of the warrants outstanding at June 30, 2003 is as follows:

                                          Number of          Weighted Average
                                           Warrants           Exercise Price
                                        -------------       ------------------
  Balance, July 1, 2001                    5,604,354         $         1.89
  Cancelled, May 2002, former
    President                             (2,400,000)                 (2.45)
  Cancelled, May 2002, former
    Consultants                             (850,000)                 (2.00)
  Exercised, June 2002                      (500,000)                 (1.00)
  Expired, June 2002                      (1,684,832)                 (3.00)
  Previously expired warrants
    extended, with May 14, 2001
    as grant date                          1,684,832                   1.00
                                        -------------       ------------------

  Balance June 30, 2002                    1,854,354                   2.01
  Granted on conversion of
    Notes payable, December 2002              69,818                   1.00
  Expired, June 2003                         (24,000)                 (3.00)
                                        -------------       ------------------

  Balance, June 30, 2003                   1,900,172         $         2.93
                                        =============       ==================

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 13 - SHAREHOLDERS' EQUITY

Restrictions on Dividends

Pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of June 30, 2003.

Issuance of Common Stock

The fair market value of the Company's common stock varied during the year between $0.03 per share to $0.26 per share. During the year ended June 30, 2003, the Company issued common stock as follows:

(i) 500,000 shares at a fair value of $50,000 as a prepayment for development costs on a natural gas project;

(ii) 69,818 shares at $0.50 per share for $34,909, on conversion of notes payable and accrued interest (see Note 6);

(iii) 4,043,750 shares at a fair value of $388,907 in consideration for officers' salaries and directors' fees, consulting fees and various other services rendered. The number of shares was based upon the estimated market value and the agreed upon service value;

(iv) 3,064,974 shares sold in consideration for cash of $321,869 at prices ranging from $0.01 to $0.25.

Private Placement Memorandum

100,000 shares of stock were purchased through a private placement memorandum for $1.00 per share. These shares are to be issued during the second quarter of fiscal year ending June 30, 2004. This amount is therefore included in the stockholders' section of the balance sheet.

During the year ended June 30, 2002, the Company issued common stock as follows:

(i) 1,000,000 shares of common stock were issued to the president and 98.8% shareholder of United Native Depository Corporation (UNDC) pursuant to the anti-dilution provisions of the Amended and Restated Stock Purchase agreement dated as of May 15, 2001, by and between Focal Corporation and UNDC, which provisions were designed to ensure the 51% beneficial ownership of UNDC;

(ii) 663,408 shares of stock were issued in consideration for conversion of notes and related interest payable. (see Note 6);

(iii) In consideration for the exercise price for the issuance of 500,000 shares, the Company received a promissory note in the amount of $500,000. The note was subsequently terminated and cancelled pursuant to the terms of the Settlement Agreement dated July 11, 2002, by and between Folsom Investment Trust, Lawrence C. Gisner, Deni Leonard, UNDC and the Company;

(iv) 3,124,240 shares were issued in consideration for cash at prices ranging from $0.10 to $1.00;

(v) 138,850 shares of stock were issued in exchange for relief of a prior year accounts payable;

(vi) The Company issued 3,017,026 shares of common stock in consideration for consulting fees and various services rendered. The number of shares was based upon the estimated market value and the agreed upon service value;

(vii) The Company issued 500,000 shares of common stock for land in Yucca Valley, which was subsequently transferred to Superior Development Corporation.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (FORMERLY FOCAL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 14 - SUBSEQUENT EVENTS

In August 2003 IGDC entered into an operating agreement to incorporate NETPHARMX as a limited liability corporation with the Confederated Tribes of Warm Springs Reservation of Oregon. This agreement has not yet been finalized and negotiations are continuing with the Tribes of Warm Springs.

In June 2003, IGDC entered into a loan agreement with Mercatus & Partners Ltd, to obtain funding of $1 million. As collateral for the loan, IGDC was to issue 6,450,000 Series A convertible Preferred Stock which was placed in escrow. After due diligence and a longer than expected time frame for the funding, IGDC cancelled the loan agreement in August 2003 and obtained its preferred stock back from escrow.

In May 2003 the Company signed a letter of intent for funding of $5 million from Native America, FLC. The loan is for a period of seven years, with interest at 9% per annum, payable annually in arrears. The loan may be repaid at any time before maturity without penalty. In addition, Native America is to receive 3,770,210 shares of common stock in consideration for this loan. This loan is expected to be funded during October and November 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Board of Directors of Indigenous Global Development Corporation has elected to engage Stonefield Josephson, Inc. as its principal auditors effective February 28, 2003.

Prior to engaging Stonefield Josephson, Inc. the registrant had not consulted with them on the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements.

The Board of Directors of Indigenous Global Development Corporation accepted the resignation of its independent public auditor of record, Caldwell, Becker, Dervin, Petrick & Co., L.L.P. Caldwell, Becker, Dervin, Petrick & Co., L.L.P. resigned as the Registrant's independent public auditor as of February 10, 2003.

The audit report provided by the Registrant's previous auditor, Caldwell, Becker, Dervin, Petrick & Co., L.L.P. for the fiscal years ended June 30, 2001 and 2002, did not contain any adverse opinion or disclaimer of opinion nor was any report qualified or modified as to audit scope, or accounting principles. The audit report however included an explanatory paragraph that described a going concern uncertainty. During the Registrant's two most recent fiscal years ending June 30, 2001 and 2002, and the interim period from July 1, 2002 through February 10, 2003, there have been no past disagreements between the Registrant and Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors*, executive officers and significant personnel of the Company and their ages are as follows:

         Name                       Age                   Position
         ----                       ---                   --------

     Deni Leonard                   57             Chairman of the Board,
                                              Chief Executive Officer, and Chief
                                                       Financial Officer

     Koji Homma                     29             Director and Secretary

     ---------------

         * The Company's Board of Directors has been operating with three vacancies and will continue to do so until suitable candidates can be identified and agree to join the Board.

         DENI LEONARD has been a Chairman of the Company's Board of Directors and the Chief Executive Officer and Chief Financial Officer of the Company since May, 2001. Mr. Leonard has over twenty-five years experience working with indigenous groups in Canada, the United States, Mexico, Ecuador, Hawaii and other countries. He has also consulted with over one hundred Tribal groups from Canada and the United States. Mr. Leonard has also consulted with the U.S. Department of Interior and the U.S. Department of Education and acted as an advisor to the White House on Consumer Affairs. He also served as the Executive Director of the Oregon State Human Rights Commission. Mr. Leonard is a CEO of DLA Financial, Inc., an American Indian financial advisory company which develops financing structures for Tribes. Mr. Leonard is also serving on the board of directors of International Diplomacy Council (San Francisco), National Advisory Board, Community Education (San Francisco), National Task Force, U.S. Department of Commerce, and other entities. Mr. Leonard is a recipient of 1998 National Education Association Human Rights Award. Mr. Leonard is a graduate of Harvard University's Kennedy School of Government, the University of Oregon and San Bernardino Valley College. Mr. Leonard is a sole shareholder of United Native Depository Corporation, a majority shareholder of the Company.

         KOJI HOMMA has been a director and Secretary of the Company since December, 2001. Mr. Homma was born in Japan and is a graduate of Golden Gate University, San Francisco, California, having majored in Finance. He has worked on data analysis about national Tribal economic conditions and the potential for Tribal economic projects since he joined DLA Financial in the year 2000. He is currently Financial Operating Officer of United Native Depository Corporation, based in San Francisco. Through his experience, he is working on designing a finance structure that creates debt service for Tribal economic projects.

         All directors hold office until the next annual meeting of shareholders of the Company and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

         All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' meetings. Mr. Leonard and Mr. Homma received 750,000 and 100,000 shares of the Company's common stock, respectively, for their respective participation on the Company's Board of directors.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 2003 and thereafter, the Company believes that, during the Company's 2003 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         Mr. Deni Leonard received $132,500.00 in cash and 2,250,000 shares of common stock at a fair market value of $222,000 in compensation for his services, during fiscal year ended June 2003.

         Mr. Koji Homma received 115,000 shares of common stock at a fair value of $8,050 for participation on the Board of the Company, and 235,000 shares of common stock at a fair value of $20,700 for his services during fiscal year ended June 2003.

         The stock was issued at a value ranging between $0.07 and $0.12 per share based upon the approximate fair market value of the stock on the date of issuance. $42,500 of the Directors fees is included in prepaid expenses at year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of June 30, 2003, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

------------------- ------------------------------------ -------------------------- -------------------------
                           Name and Address                 Security Ownership             Percentage (3)
     Title of                     Of                         Amount and Nature                 Of
      Class                Beneficial Owners              Of Beneficial Ownership (2)        Class
------------------- ------------------------------------ -------------------------- -------------------------
      Common        United Native Depository
                    Corporation (4)                               Direct
                    100 Bush Street                             20,317,987                     42.51%
                    Suite 600
                    San Francisco, CA 94104
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Deni Leonard (1)
                    Chairman/CEO/CFO                              Direct
                    100 Bush Street                              2,250,000                      4.70%
                    Suite 600
                    San Francisco, CA 94104
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Koji Homma (1)
                    Director                                      Direct
                    100 Bush Street                                365,000                        *
                    Suite 600
                    San Francisco, CA 94104
------------------- ------------------------------------ -------------------------- -------------------------
                        Officers and Directors as a group
                    (2 persons)                                 22,932,987                     47.98%

------------------- ------------------------------------ -------------------------- -------------------------

------------------
* less than one percent

         (1) The address of each officer and director is 100 Bush Street, Suite 600, San Francisco, California 94104.

         (2) Based upon 47,790,632 shares of Common Stock outstanding as of June 30, 2003. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

         (3) All percentages have been calculated to exclude any warrants and convertible securities which are immediately exercisable or convertible into shares of Common Stock by the particular shareholder.

         (4) Mr. Deni Leonard is the 98.5% shareholder for UNDC, the current Chairman of the Board of Directors and the CEO of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 17, 2001, UNDC was issued 20,183,792 shares of common stock of Focal Corporation (now IGDC) at a market price of $0.63 for its entering into an Amended and Restated Stock Purchase Agreement with Focal Corporation.

On September 24, 2002, Deni Leonard was issued 100,000 shares of common stock of IGDC at a market price of $0.07 per share for his performance during the year 2001.

On January 30, 2003, Deni Leonard was issued additional 2,150,000 shares of common stock of IGDC at a market price of $0.10 per share for his performance during the years 2001 to 2003, 750,000 shares per year.

On August 14, 2001, Koji Homma was issued 15,000 shares of common stock at a fair value of $0.60 as gift.

On August 9, 2002, Koji Homma was issued 10,000 shares of common stock at a fair value of $0.07 per share for bonus.

On August 28, 2002, Koji Homma was issued 100,000 shares of common stock at a fair value of $0.07 for services rendered during the year 2001 as a member of the Board of Directors of IGDC.

On September 24, 2002, Koji Homma was issued 115,000 shares of common stock at a fair value of $0.07, 100,000 shares for services rendered during the year 2002 as a member of the Board of Directors of IGDC, 15,000 for performance for the year 2001.

On December 31, 2002, Koji Homma was issued 25,000 shares of common stock at a fair value of $0.12 for year-end bonus.

On January 30, 2003, Koji Homma was issued 100,000 shares of common stock at a fair value of $0.10 for services rendered during the year 2003 as a member of the Board of Directors of IGDC.

On December 31, 2002, UNDC staff (4 persons) was issued common stock, totaling 85,000 shares for the year-end bonus, at a fair value of $0.12 per share.

As of June 30, 2003, the Company is sharing office space with United Native Depository Corporation. Rent expense was $31,588 and $24,660 for the years ended June 30, 2003 and 2002, respectively. Rent expense increased due to relocation to the current office to meet the current demand for the company's business. An expansion of the current office space was completed in June 2003, and rent expense now totals $10,910 per month. The Company has a five year lease commitment for premises rent. The annual lease payment is $130,920 and the total lease commitment as of June 30, 2003, is $600,050.

Issuance of Common Stock to Officers and Directors totaled 2,600,000 shares at a fair value of $250,750 for the year ended June 30, 2003 (See Note 10 of the Financial Statements). Payments to directors and officers for consulting fees and salaries totaled $162,288. At June 30, 2003,$42,500 of Directors fees is included in prepaid expenses.

During the year ended June 30, 2003, consulting fees paid to employees of UNDC and stockholders of the Company totaled $196,052 in cash and common stock issued in lieu of these services totaled 1,443,745 shares at a fair value of $138,157, determined at the closing price on the day the shares were issued. These expenses are included in the operating statement under consulting and management services. See Note 10 of the Financial Statements.

Issuance of Common Stock

During the year ended June 30, 2003,the Company issued common stock as follows:

(i) 500,000 shares at a fair value of $50,000 as a prepayment for development costs on a natural gas project;

(ii) 69,818 shares at $0.50 per share for $34,909, on conversion of notes payable and accrued interest (see Note 6);

(iii) 4,043,750 shares at a fair value of $388,907 in consideration for officers' salaries and directors' fees, consulting fees and various other services rendered. The number of shares was based upon the estimated market value and the agreed upon service value;

(iv) 3,064,974 shares sold in consideration for cash of $321,869 at prices ranging from $0.01 to $0.25.

Private Placement Memorandum

100,000 shares of stock were purchased through a private placement memorandum for $1.00 per share. These shares are to be issued during the second quarter of fiscal year ending June 30, 2004. This amount is therefore included in the stockholders' section of the balance sheet.

During the year ended June 30, 2002, the Company issued common stock as follows:

(i) 1,000,000 shares of common stock were issued to the president and 98.8% shareholder of United Native Depository Corporation (UNDC) pursuant to the anti-dilution provisions of the Amended and Restated Stock Purchase agreement dated as of May 15, 2001, by and between Focal Corporation and UNDC, which provisions were designed to ensure the 51% beneficial ownership of UNDC;

(ii) 663,408 shares of stock were issued in consideration for conversion of notes and related interest payable. (see Note 6);

(iii) In consideration for the exercise price for the issuance of 500,000 shares, the Company received a promissory note in the amount of $500,000. The note was subsequently terminated and cancelled pursuant to the terms of the Settlement Agreement dated July 11, 2002, by and between Folsom Investment Trust, Lawrence C. Gisner, Deni Leonard, UNDC and the Company;

(iv) 3,124,240 shares were issued in consideration for cash at prices ranging from $0.10 to $1.00;

(v) 138,850 shares of stock were issued in exchange for relief of a prior year accounts payable;

(vi) The Company issued 3,017,026 shares of common stock in consideration for consulting fees and various services rendered. The number of shares was based upon the estimated market value and the agreed upon service value;

(vii) The Company issued 500,000 shares of common stock for land in Yucca Valley, which was subsequently transferred to Superior Development Corporation.

See Note 13 to the Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
             ---------

         The following exhibits of the Company are included herein.

3.1 Articles of Incorporation of IGDC (formally, Focal Corporation), a Utah Corporation*

3.2      By-Laws of IGDC (formally, Focal Corporation)*

16.1     Letter on changes in certifying accountant*.

16.2     Letter on changes in certifying accountant*.

31.      Certification of the Chief Executive Officer and Chief Financial
         Officer.

32.      Certification Pursuant to Section 906 of the Sarbanes Oxley Act of
         2002.

         (b) Reports on Form 8-K
             -------------------

          Change in Certifying Accountant*

----------
* Previously filed with the Commission.

ITEM 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2003 and believe that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2003.

                                Indigenous Global Development Corporation

                                By: /s/ Deni Leonard
                                    ------------------------------------
                                    Deni Leonard
                                    Chairman, Chief Executive Officer
                     and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Deni Leonard             Chairman, Chief Executive Officer         Date: 10/27/03
------------------------     and Chief Financial Officer
    Deni Leonard             (principal executive officer and
                             principal financial officer)

/s/ Koji Homma               Director and Secretary                    Date: 10/27/03
------------------------
    Koji Homma