Form 10KSB/A
period 2003-06-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-10-31
CIK 915461

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

The core business model of IGDC is to provide strategic, financial and investment tools to help deliver economic development, education, empowerment and financial self-sufficiency for Native Americans across the U.S. and for indigenous people throughout the world. To reach its objectives the Company's priority areas include investment financing in Indian Country, sales of Canadian First Nations natural gas in the U.S., work to develop and acquire power plant projects and efforts to develop programs to provide lower cost pharmaceuticals to Native American communities throughout the U.S.

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

   The Company energy projects located off the reservation can expect to have the following benefits:

   ACCESS TO TRIBAL NATURAL GAS

   Tribes in the United States and Canada recognize Indian Corporations both on and off the reservation. Therefore, the Company energy projects are expected to have access to Tribal natural gas and thus should be able to economically benefit from negotiated reduced costs.

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

   The Company's goals include raising additional capital by offering its securities for sale in private placement offerings to provide financing for its operations and its energy and pharmaceutical programs. The Company plans to hire key staff in the areas of tribal development, energy, pharmaceuticals, finance, sales and marketing to support its growth strategies. Another key goal is to develop and sign key partnership agreements:

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

The Company's Programs and Partnerships

Energy Program
--------------

The Company's energy program is moving forward with through the signing of several strategic partnerships, the federal certification of IGDC to obtain federal contracts and the hiring of key energy staff. The partnerships include:

A letter of intent signed in December, 2002 with Lafond Financial, Inc., to sell over 90 billion cubic feet of Canadian First Nations natural gas in the U.S.

An agreement signed in January, 2003 with General Electric to provide the turbines for power plant projects and provide operations and maintenance on larger energy projects.

Signing a letter of intent with a major power energy company to explore the purchase of a fully permitted and sited distributed generation power plant in Washington State.

A memorandum of understanding signed in May, 2003 with Chevron Energy Solutions in which Chevron would provide development and operations & maintenance support on distributed generation energy projects for Indian Country in the .5 to 5 megawatt (MW) range.

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

IGDC's strategy is to use TRC to concurrently work with its energy partners, provide technical assistance on its natural gas negotiations, marketing and sales efforts and to facilitate the acquisition of a LOI for a power project. The timing of the plan is to have the LOI and sale of natural gas in the U.S. completed by the end of the second quarter in fiscal year 2003-2004. The natural gas sales are projected to provide revenue of $40,000 to $175,000 per day once started. This revenue stream will provide additional capital for IGDC's energy projects, for its day-to-day operations and to provide funding for its pharmaceutical efforts. The Company has not signed yet a final binding agreement with TRC as of the date hereof.

Unless otherwise stated, none of the negotiations with the above referenced strategic partners have been completed and finalized. All of the above transactions are pending until the final and binding respective agreements are signed.

Pharmaceutical Program
----------------------

IGDC is in a process of incorporating NETPHARMX Corporation under the laws of Confederated Tribes of Warm Springs in Oregon. NETPHARMX Corporation will be a 75 percent owned subsidiary of the Company. The goal of NETPHARMX, a Global Healthcare Corporation subsidiary of IGDC, is to provide healthcare products and services to Native American health centers across the U.S. at up to 50 percent below market prices. It is planned to be a joint venture between IGDC and a biotechnology firm, Endocrine Technologies, Inc., to integrate both companies into a single pharmaceutical, manufacturing and distribution company to help it provide pharmaceuticals for the $2.5 billion annual Indian Health Services market. Its plans include expansion of distribution of the pharmaceuticals to Hispanic and Black health centers.

Its main offices are expected to be in Tacoma, Washington to provide investment opportunities and jobs for Washington Native American tribes and substantial tax savings for NETPHARMX. Negotiations with Kenya to provide AIDS related pharmaceuticals and with the Department of Defense to provide low cost pharmaceuticals are also nearing completion. E-Commerce and on-line sales of low cost pharmaceuticals is planned.

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

Partnerships
------------

The partnership efforts have been very fruitful for Indigenous Global this year. The successful partnerships include the following:

Merrill Lynch Signs With IGDC - Merrill Lynch signed in August, 2002 a letter of interest to serve as the placement agent for IGDC's proposed tax-exempt financing for Native American tribes in the U.S. Merrill Lynch is a leading provider of investment banking and asset management to Native American tribes and nations.

First Nations Natural Gas Contract - IGDC signed a letter of intent in December, 2002 with Lafond Financial, Inc., a representative of the Canadian First Nations tribes to sell Canadian tribal natural gas to - up to 90 billion cubic feet a year for 25 years - to IGDC. The agreement allows IGDC to obtain the Canadian natural gas at a very competitive price off the spot market to sell in the United States. The agreements are currently under negotiations to begin selling the natural gas in the U.S. IGDC's expectation is to begin selling the natural gas in the U.S. by the end of the second quarter of its fiscal ending June 30, 2004. Expected daily earning once the gas sales are in place is $40,000 to $172,000 per day.

General Electric, Advisor On IGDC Energy Projects - IGDC signed an agreement in January, 2003 with General Electric and its Power Division in which GE is an advisor to IGDC on the development of up to three distributed generation gas fired power plants totaling 1500 megawatts of electrical power. GE also agreed to provide of turbines for the larger power plants as well as smaller distributed generation "power in a box" .5 to 5 megawatt (MW) turbine engines for proposed gas fired co-generation plants on Indian reservation on the West Coast. IGDC has identified 47 Indian reservation that can benefit from a .5 to 5 MW power plant on it land.

Washington State Power Plant Agreement - IGDC signed a letter of intent in February, 2003 with a major energy project company to explore the acquisition by IGDC of Washington State distributed generation gas fired 500 MW power plant. The project if fully permitted and sited for development for up to 1,000 MW. Acquisition of a power plant project will help with the sale and transfer of the Canadian First Nation natural gas into the U.S.

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

Hispano-American University Signs Cooperation Agreement - Hispano-American University of Nicaragua signed in July, 2003 an agreement with Indigenous Global to develop educational and business expansion projects that provide economic opportunities for indigenous peoples of Nicaragua. The initial projects include wind energy farms, a waste treatment facility, founding new vocational training programs and instituting new mechanisms for economic trade between Nicaragua and the U.S. The university, with a focus on indigenous peoples, has over four campuses within the Managua metropolitan area and includes over 3,000 undergraduate and graduate students.

IGDC Retains TRC To Develop Power Projects - IGDC signed a consultant agreement with TRC Solutions, Inc. in July, 2003 to assist IGDC in several energy initiatives including obtaining a letter of intent (LOI) to develop a natural gas-fired power generating facility on the West Coast. TRC will provide expertise in financing, permitting and construction of the project. The letter of intent also sets in motion the sale of up to 90 billion cubic feet of Canadian First Nations natural gas within the U.S. by IGDC. IGDC signed an agreement to sell 90-billion cubic feet per year of Canadian First Nations tribal natural gas for 25 years in the United States.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been listed on the Bulletin Board of the NASD over-the-counter market ("OTCBB") since September, 2000 formerly under the symbol FCLO that has subsequently been changed to IGDC to reflect the change in name of the Company. In November 2002, the Company was delisted from the OTCBB because the Company was not current in filing its reports under the 1934 Securities Exchange Act.

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

Raising Capital

In its efforts to raise additional capital for its projects, IGDC met with and negotiated a private placement with Native America, FLC. In May 2003, Native America, FLC, a wholly owned Native American fundamental law company announced a future investment of $5,000,000 in IGDC. This latest committment to the injection of capital will enable IGDC to maintain its pace as it moves toward completion of its energy, pharmaceutical and investment development goals with native tribes in the U.S. and Canada. The investment is still in negotiations. IGDC is projecting this investment to be in place by the end of the second quarter of fiscal year 2003 - 2004, however, no assurances can be made that such investment will take place.

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

                                                                    Page
                                                              -----------------

 Independent Auditors' Report                                       F - 2

 Balance Sheet as of June 30, 2003                                  F - 3

 Statements of Operations
  for the Years Ended June 30, 2003 and 2002, and
  from Inception of Development Stage to June 30, 2003              F - 4

 Statements of Shareholders' Equity (Deficit)
  from Inception of Development Stage to June 30, 2003         F - 5 - F - 12

 Statements of Cash Flows
  for the Years Ended June 30, 2003 and 2002, and
  from Inception of Development Stage to June 30, 2003         F - 13 - F - 14

 Notes to Financial Statements                                 F - 15 - F - 25

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

CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
October 3, 2003


                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                               (FORMERLY FOCAL CORPORATION)
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                       JUNE 30, 2003


                                          ASSETS

CURRENT ASSETS
       Cash                                                                  $    22,902
       Prepaid expenses                                                           43,173
                                                                             ------------

                  Total Current Assets                                            66,075
                                                                             ------------

FIXED ASSETS,
  net of accumulated depreciation of $3,595                                       17,650
                                                                             ------------

OTHER ASSETS
       Interest receivable from majority stockholder                              57,059
       Deposits                                                                   10,910
                                                                             ------------

                  Total Other Assets                                              67,969
                                                                             ------------

                  Total Assets                                               $   151,694
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Convertible notes payable                                             $   525,696
       Accounts payable and accrued expenses                                     443,724
       Accrued interest payable                                                  159,503
       Due to majority stockholder                                               334,808
       Loans payable, related party                                                2,500
                                                                             ------------

                  Total Current Liabilities                                    1,466,231
                                                                             ------------

SHAREHOLDERS' DEFICIT
       Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                                    --
       Common stock; 100,000,000 shares authorized, 47,790,632
         shares issued and outstanding, $.10 par value                         4,779,064
       Additional paid in capital                                              3,093,261
       Deferred costs                                                            (50,000)
       Common stock subscriptions and receivable from sale of stock             (161,500)
       Deficit accumulated before the development stage                       (1,739,945)
       Deficit accumulated during the development stage                       (7,235,417)
                                                                             ------------

                  Total Shareholders' Deficit                                 (1,314,537)
                                                                             ------------

                  Total Liabilities and Shareholders' Deficit                $   151,694
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

NOTE 12 - WARRANTS TO PURCHASE COMMON STOCK (Continued)

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

NOTE 13 - SHAREHOLDERS' EQUITY (Continued)

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

/s/ Deni Leonard             Chairman, Chief Executive Officer         Date: 10/30/03
------------------------     and Chief Financial Officer
    Deni Leonard             (principal executive officer and
                             principal financial officer)

/s/ Koji Homma               Director and Secretary                    Date: 10/30/03
------------------------
    Koji Homma