Form 10KSB/A
period 2003-06-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-11-21
CIK 915461

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2

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

16.2     Letter on changes in certifying accountant*.
24.      Consent of Caldwell, Becker, Dervin, Petrick & Co. LLP.
31.      Certification of the Chief Executive Officer and Chief Financial
         Officer.

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