Form 10QSB
period 2003-09-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2003-12-15
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 54,214,245 on December 4, 2003.

                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                    INDEX

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                Page(s)

         Balance Sheet - September 30, 2003                                 3

         Statements of Operations for the three months
         ended September 30, 2003 and 2002 and for the period
         from inception of development stage, July 1, 1993 to
         September 30, 2003                                                 4

         Statements of Shareholders' Deficit for the three
         months ended September 30, 2003 and for the period
         from inception of development stage, July 1,
         1993 to September 30, 2003                                       5 - 14

         Statements of Cash Flows for the three months ended
         September 30, 2003 and 2002 and for the period from
         inception of development stage, July 1, 1993 to
         September 30, 2003                                              15 - 16

         Notes to unaudited financial statements                         17 - 19

Item 2.  Plan of Operations                                              20 - 25

Item 3.  Controls and Procedures                                           25

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 26

Item 2.  Changes in Securities                                             27

Item 3.  Defaults Upon Senior Securities                                   27

Item 4.  Submission of Matters to a Vote of Security Holders               27

Item 5.  Other Information                                                 27

Item 6.  Exhibits and Reports on Form 8-K                                  27

SIGNATURES                                                                 28

Item 1: FINANCIAL STATEMENTS (Unaudited)

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                                   September 30,
                                                                       2003
                                                                   ------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $    40,056
     Prepaid expenses                                                   21,673
                                                                   ------------

         Total current assets                                           61,729
                                                                   ------------

FIXED ASSETS, net of accumulated depreciation of $4,670                 17,100
                                                                   ------------

OTHER ASSETS
     Interest receivable from majority stockholder                      63,801
     Deposits                                                           10,910
                                                                   ------------

         Total other assets                                             74,711
                                                                   ------------

         TOTAL ASSETS                                              $   153,540
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Convertible notes payable                                     $   523,696
     Accounts payable and accrued expenses                             290,384
     Accrued interest payable                                          174,144
     Due to majority stockholder                                       310,150
     Due to related parties                                            203,203
                                                                   ------------

         Total current liabilities                                   1,501,577
                                                                   ------------

STOCKHOLDERS' DEFICIT
     Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                          --
     Common stock; 100,000,000 shares authorized, 51,521,962
         shares issued and 50,721,962 shares outstanding,
         $0.10 par value                                             5,152,196
     Additional paid-in capital                                      3,042,740
     Private placement for common stock                                100,000
     Common stock subscribed, restricted                                50,500
     Common stock subscribed, unrestricted                              54,920
     Deferred costs                                                    (50,000)
     Treasury stock                                                   (205,200)
     Note receivable from parent company on sale of stock             (300,000)
     Deficit accumulated before the development stage               (1,739,945)
     Deficit accumulated during the development stage               (7,453,248)
                                                                   ------------

         Total stockholders' deficit                                (1,348,037)
                                                                   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $   153,540
                                                                   ============


The accompanying notes form an integral part of these financial statements.

                                 INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                                                    For the Period
                                                                                     July 1, 1993
                                                                                     (inception of
                                                   For The Three Months Ended         development
                                                   ---------------------------         stage) to
                                                   September 30   September 30       September 30,
                                                       2003           2002               2003
                                                   ------------   ------------       ------------

Net revenue from sale of land                      $        --    $        --        $    81,256
                                                   ------------   ------------       ------------

Operating expenses:
    General, selling and administrative expenses        70,223         63,255           2,853,673
    Consulting and management services                  53,499         51,064           2,457,874
    Directors and officers fees and salaries            26,500             --           1,313,750
    Professional fees                                   49,268         14,275             474,940
                                                   ------------   ------------        ------------

       Total operating expenses                        199,490        128,594           7,100,237
                                                   ------------   ------------        ------------

Operating loss                                        (199,490)      (128,594)         (7,018,981)
                                                   ------------   ------------        ------------

Other income (expense):
    Gain on transfer of assets                              --             --             381,161
    Gain on extinguishment of debt                          --             --             213,843
    Interest income                                      6,750          6,750              63,809
    Loss on impairment of land                              --             --            (277,356
    Interest expense                                   (25,091)       (16,401)           (800,784)
                                                   ------------   ------------        ------------

       Total other income (expense)                    (18,341)        (9,651)           (419,327)
                                                   ------------   ------------        ------------

Operating loss before income taxes                    (217,831)      (138,245)         (7,438,308)

Provision for income taxes                                  --             --              (9,940)
                                                   ------------   ------------        ------------

Net loss                                           $  (217,831)   $  (138,245)        $(7,448,248)
                                                   ============   ============        ============

Net loss per common share
    - basic and diluted                            $    (0.004)   $    (0.004)        $    (0.201)
                                                   ============   ============        ============

Weighted average number of common
    shares outstanding
    - basic and diluted                             48,731,768     32,660,952          37,062,382
                                                   ============   ============        ============

The accompanying notes form an integral part of these financial statements.


                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

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

                                                                6







                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

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

                                                                7







                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During      Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                         Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 2001          31,168,566  $3,116,857         -   $     -  $1,733,747  $(300,000) $(1,739,945)  $(4,778,976)  $(1,968,317)

     Stock issued
       to Company
       Officer to
       adjust
       purchase of
       controlling
       interest           1,000,000     100,000         -         -    (100,000)         -            -             -             -

     Stock issued
       for conversion
       of notes
       payable and
       interest             663,408      66,341         -         -     265,363          -            -             -       331,704

     Exercise of
       warrants for
       services
                            500,000      50,000         -         -     (50,000)         -            -             -             -

     Sale of stock
       for cash           3,124,240     312,424         -         -     402,524          -            -             -       714,948

     Stock issued
       for relief of
       accounts
       payable              138,850      13,885         -         -      25,797          -            -             -        39,682

     Stock issued
       for services
       and
       bonuses            3,017,026     301,712         -         -     338,000          -            -             -       639,702

     Stock issued
       to purchase
       land                 500,000      50,000         -         -     450,000          -            -             -       500,000

       Net (Loss)                 -           -         -         -           -          -            -      (991,601)     (991,601)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  June 30, 2002          40,112,090  $4,011,209         -   $     -  $3,065,431  $(300,000) $(1,739,945)  $(5,770,577)  $  (733,881)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

                            The accompanying notes form an integral part of these unaudited financial statements.

                                                                8







                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During      Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                         Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued on
  October 22, 2002
  for sale at market
  value of $0.25
  per share in July
  2002                       50,000  $    5,000          -  $    -   $    7,500  $       -  $         -   $         -   $    12,500

Stock issued on
  October 31, 2002
  for sale at $0.10
  per share                  44,000  $    4,400        -    $    -   $        -  $       -  $         -   $         -   $     4,400

Stock issued on
  November 14, 2002
  for sale at $0.01
  per share                 100,000  $   10,000          -  $    -   $   (9,000) $       -  $         -   $         -   $     1,000

Stock issued on
  December 30, 2002
  for sale at $0.10
  per share                 500,000  $   50,000          -  $    -   $        -  $       -  $         -   $         -   $    50,000

Stock issued on
  December 30, 2002
  at $0.50 per share
  on conversion of
  note payable               69,818  $    6,982          -  $    -   $   27,927  $       -  $         -   $         -   $    34,909

Stock issued for
  payment of
  services on
  December 31, 2002
  at fair value of
  $0.12 per share            85,000  $    8,500          -  $    -   $    1,700  $       -  $         -   $         -   $    10,200

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on December 31,
  2002 at fair value
  of $0.12 per share         25,000  $    2,500          -  $    -   $      500  $       -  $         -   $         -   $     3,000

Private placement
  in December 2002
  For 100,000
  shares of common
  stock to be
  issued                          -  $       --          -  $    -   $        -  $ 100,000  $         -   $         -   $   100,000
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  December 31, 2002      43,003,887  $4,300,389          -  $    -   $3,075,328  $(250,000) $(1,739,945)  $(5,770,577)  $  (384,805)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

                            The accompanying notes form an integral part of these unaudited financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During      Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                         Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued for
  payment of
  services on
  March 18, 2003
  at fair value of
  $0.15 per share            32,250  $    3,225          -  $     -  $    1,613  $       -  $         -   $         -   $     4,838

Stock issued for
  payment of
  services on
  March 24, 2003
  at fair value of
  $0.10 per share            92,995  $    9,300          -   $     - $       --  $       -  $         -   $         -   $     9,300

Stock issued for
  payment of
  services on
  April 15, 2003
  at fair value of
  $0.08 per share            65,000  $    6,500          -  $     -  $   (1,300) $       -  $         -  $          -   $     5,200

Stock issued on
  May 28, 2003
  for sale
  at $0.10 per share        180,000  $   18,000          -  $     -  $       --  $       -  $         -   $         -   $    18,000

Stock issued on
  June 10, 2003
  for sale
  at $0.10 per share        203,000  $   20,300          -  $     -  $       --  $       -  $         -   $         -   $    20,300

Stock issued for
  payment of
  services on
  June 11, 2003
  at fair value of
  $0.11 per share            15,000  $    1,500          -  $     -  $      150  $       -  $         -   $         -   $     1,650

Stock issued on
  June 27, 2003
  for sale
  at $0.10 per share        200,000  $   20,000          -  $     -  $        -  $       -  $         -   $         -   $    20,000

Common stock subscribed
  June 30, 2003;
  385,000 shares at
  $0.10 per share                 -  $        -         -   $     -  $        -  $  38,500  $         -   $         -   $    38,500

       Net (Loss)                 -  $        -         -   $     -  $        -  $       -  $         -   $(1,464,840)  $(1,464,840)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  June 30, 2003          47,790,632  $4,779,063          -  $     -  $3,093,261  $(211,500) $(1,739,945)  $(7,235,417)  $(1,314,537)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During      Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                         Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 2003          47,790,632  $4,779,063          -  $     -  $3,093,261  $(211,500) $(1,739,945)  $(7,235,417)  $(1,314,538)

Stock issued on
  July 23, 2003
  for subscription
prior to June 30 at
  $0.10 per share            85,000  $    8,500          -  $     -  $        -  $  (8,500) $         -   $         -   $         -

Stock issued on
  July 23, 2003
  for sale
  at $0.10 per share         18,330  $    1,833          -  $     -  $        -  $       -  $         -   $         -   $     1,833

Stock issued on
  July 29, 2003
  for subscription
prior to June 30 at
  $0.10 per share           300,000  $   30,000          -  $     -  $        -  $ (30,000) $         -   $         -   $         -

Stock issued on
  July 30, 2003
  for sale
  at $0.10 per share        130,000  $   13,000          -  $     -  $        -  $       -  $         -   $         -   $    13,000

Stock issued on
  August 5, 2003
  for sale
  at $0.0667 per share       20,000  $    2,000          -  $     -  $     (667) $       -  $         -   $         -   $     1,333

Stock issued on
  August 5, 2003
  for sale
  at $0.10 per share         30,000  $    3,000          -  $     -  $        -  $       -  $         -   $         -   $     3,000

Stock issued for
  payment of
  services on
  August 28, 2003
  at fair value of
$0.09 per share           150,000    $   15,000          -  $     -  $   (1,500) $       -  $         -   $         -   $    13,500

Stock issued on
  August 28, 2003
  for sale
at $0.01 per share          8,000    $      800          -  $     -  $     (720) $       -  $         -   $         -   $        80

Stock issued on
  August 28, 2003
  for sale
  at $0.10 per share         80,000  $    8,000          -  $     -  $        -  $       -  $         -   $         -   $     8,000

Stock issued on
  August 28, 2003
  at $0.10 per share
  on conversion of
  note payable              120,000  $   12,000          -  $    -   $        -  $       -  $         -   $         -   $    12,000


                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO SEPTEMBER 30, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During      Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                         Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Treasury Stock,
at cost, 800,000
shares repurchased
on August 29 at
$0.095 per share                -    $        -         -   $     -  $        -  $(205,200) $         -   $         -   $  (205,200)

Restricted Stock
issued on August 29,
2003 in exchange for
800,000 unrestricted
shares of the
Company, at $0.095
per share               2,400,000    $  240,000          -  $     -  $  (34,800) $       -  $         -   $         -   $   205,200

Stock issued on
  September 3, 2003
  for sale
  at $0.10 per share          5,000  $      500          -  $     -  $        -  $       -  $         -   $         -   $       500

Stock issued on
  September 17, 2003
  for sale
  at $0.0667 per share      385,000  $   38,500          -  $     -  $  (12,834) $       -  $         -   $         -   $    25,666

Common stock subscribed
  September 30, 2003,
  restricted shares               -  $        -         -   $     -  $        -  $  50,500  $         -   $         -   $    50,500

Common stock subscribed
  September 30, 2003,
  Unrestricted shares             -  $        -         -   $     -  $        -  $  54,920  $         -   $         -   $    54,920

       Net (Loss)                 -  $        -         -   $     -  $        -  $       -  $         -   $  (217,831)  $  (217,831)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  September 30, 2003
  (Unaudited)            51,521,962  $5,152,196          -  $     -  $3,042,740  $(349,780) $(1,739,945)  $(7,453,248)  $(1,348,037)
                        ===========  ===========  ========  =======  =========== ========== ============  ============  ============


                            The accompanying notes form an integral part of these unaudited financial statements.

                                                                14

                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                          INCREASE (DECREASE) IN CASH
                                                 (Unaudited)

                                                                                                      For the Period
                                                                                                       July 1, 1993
                                                                                                      (inception of
                                                                     For The Three Months Ended         development
                                                                     ---------------------------         stage) to
                                                                     September 30   September 30       September 30,
                                                                         2003           2002               2003
                                                                     ------------   ------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

    NET LOSS                                                         $  (217,831)   $  (138,245)       $(7,453,248)
                                                                     ------------   ------------       ------------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

      Stock issued for services performed                                 25,500         76,650          2,894,584
      Loss on impairment of land and assets                                   --             --            277,356
      Non-cash compensation and promotion                                     --             --             83,960
      Expenses paid by a reduction of loan commitment fee                     --             --             30,000
      Depreciation                                                         1,075            213              4,410
      Net transfer of assets and liabilities to
        fellow subsidiary                                                     --             --           (381,161)

    CHANGES IN ASSETS (LIABILITIES):
      (INCREASE) DECREASE IN ASSETS:
         Prepaid expenses and other receivables                           21,500         (8,681)           (21,673)
         Due from related party                                               --             --              5,610
         Interest receivable from majority stockholder                    (6,750)        (6,750)           (63,801)
         Deposits                                                             --           (263)           (10,910)

      INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                          (153,340)        64,545          1,505,558
         Accrued interest payable                                         14,641          9,831            210,448
                                                                     ------------   ------------       ------------

           Total adjustments                                             (97,374)        135,545          4,534,381
                                                                     ------------   ------------       ------------

           Net cash used in operating activities                        (315,205)        (2,700)        (2,918,867)
                                                                     ------------   ------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Capitalized land development costs                                        --             --           (181,877)
    Refundable loan commitment fee                                            --             --            (30,000)
    Purchase of furniture and equipment                                     (525)                          (29,547)
    Advances to related parties                                               --             --             (5,610)
    Purchase of land                                                          --             --             (4,620)
                                                                     ------------   ------------       ------------

           Net cash used in investing activities                            (525)            --           (251,654)
                                                                     ------------   ------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                53,411          2,700          1,483,437
    Proceeds from convertible notes payable                                   --             --          1,057,766
    Proceeds from private placement and common stock subscribed          105,420             --            243,920
    Proceeds from mortgage                                                    --             --            178,750
    Advances from related parties                                        200,703             --            223,145
    Repayment of convertible notes payable                                (2,000)            --            (36,000)
    Repayment of notes to parent company                                      --             --           (250,591)
         Due to majority stockholder                                     (24,650)            --            310,150
                                                                     ------------   ------------       ------------

           Net cash provided by financing activities                     332,884          2,700          3,210,577
                                                                     ------------   ------------       ------------

NET INCREASE IN CASH                                                 $    17,154    $        --             40,056

CASH - BEGINNING OF PERIOD                                           $    22,902    $        --                 --
                                                                     ------------   ------------       ------------

CASH - END OF PERIOD                                                 $    40,056    $        --        $    40,056
                                                                     ============   ============       ============

The accompanying notes form an integral part of these unaudited financial statements.

                                                 15.

                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                          INCREASE (DECREASE) IN CASH
                                                  (Unaudited)

                                                                                                      For the Period
                                                                                                      July 1, 1993
                                                                                                      (inception of
                                                                     For The Three Months Ended         development
                                                                     ---------------------------         stage) to
                                                                     September 30   September 30       September 30,
                                                                         2003           2002               2003
                                                                     ------------   ------------       ------------

SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                    $       630    $     6,570        $   301,158
                                                                     ============   ============       ============

    Income taxes paid                                                $        --    $        --        $     7,073
                                                                     ============   ============       ============

SUPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Assumption of debt in connection with the acquisition
      of land held for development                                   $        --    $        --        $   873,000
                                                                     ============   ============       ============

    Issuance of common stock for services rendered                   $    12,000    $                  $   540,874
                                                                     ============   ============       ============

    Common stock issued for purchase of land                         $        --    $        --        $   500,000
                                                                     ============   ============       ============

    Receivable from sale of stock                                    $        --    $        --        $   300,000
                                                                     ============   ============       ============

    Common stock issued for payment of accounts payable              $        --    $        --        $   154,916
                                                                     ============   ============       ============

    Officer loans forgiven on transfer to fellow subsidiary          $        --    $        --        $    65,500
                                                                     ============   ============       ============

    Common stock issued as prepayment for natural gas project        $        --    $        --        $    50,000
                                                                     ============   ============       ============


The accompanying notes form an integral part of these unaudited financial statements.

                                                16.


                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                               SEPTEMBER 30, 2003
                               ------------------

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

         The Company was incorporated under the laws of the State of Utah on August 12, 1980 as Petro Funding, Inc., for the purpose of acquiring, exploring and developing natural resource properties. After several years of unprofitable operations the Company sold off its assets and approved a new business plan in 1993 to acquire and develop community shopping centers and other types of operating real properties. This commenced the current development stage operations from July 1, 1993, with the Company's Articles of Amendments amended to change the name of the Company to Focal Corporation.

         On May 15, 2001 the Company entered into an Amended and Restated Stock Purchase Agreement with United Native Depository Corporation ("UNDC"), a Navajo Nation corporation, whereby the Company issued 20,183,792 shares of its common stock to UNDC in exchange for a cash payment of $10,000, a promissory note for $300,000 and a Management and Development Agreement, pursuant to which the Company would receive as compensation, 25% of the net profits of the Cabazon Power Plant facility for 7 years from the commencement of operations. Following this agreement, UNDC obtained a majority ownership interest and became our parent company (the "Parent Company"). UNDC is a financial holding corporation organized under the laws of the jurisdiction of the Navajo Nation and is 100% owned by Native American members whose objective is to increase the economic well-being of the indigenous population. Mr. Deni Leonard, the Company's Chairman and CEO, is the principal and controlling shareholder of UNDC.

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

2.       Basis of Presentation:
         ----------------------

         These condensed financial statements have been prepared by the Company without audit. In the opinion of Management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Indigenous Global Development Corporation as of September 30, 2003, the results of its operations, changes in equity and cash flows for the periods ended September 30, 2003 and 2002 and for the period from inception of the development stage, July 1, 1993 to September 30, 2003.

         The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10 - KSB for the year ended June 30, 2003.

         These financial statements have been prepared on the going concern basis. At present, the Company has no revenue from operations and is dependent on funds from borrowing and private financing to fund its day-to-day cash requirements. Management has signed a letter of intent for funding of $5 million from Native America, FLC, which it believes will be sufficient to finance its operations during the next twelve months. These funds are expected to be received by the end of December 2003. However, until such time as these funds are obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and the funding noted above, or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is Management's objective to seek additional capital and funding sources to finance its future operations.

3.       Common Stock:
         -------------

         By agreement dated May 15, 2001, United Native Depository Corporation
         (UNDC) acquired 51% controlling interest in the Company. Common stock was issued to UNDC for cash and a promissory note of $300,000. The note is presented in the stockholders' deficit section of the balance sheet. During the three months ended September, 2003, the Company (i) issued 150,000 shares of common stock at fair value of $13,500 as payment for services rendered, (ii) issued 385,000 shares subscribed for prior to June 30, 2003, (iii) issued 676,330 shares sold for $53,411, (iv) issued 2,400,000 restricted shares in exchange for 800,000 unrestricted shares of the Company stock to repurchase, market value of $205,200 on the date of issuance, and (v) issued 120,000 shares of common stock at $0.10 per share for $12,000, for services rendered (see Note 5 below).

4.       Loss per Common Share:
         ----------------------

         Basic and diluted loss per common share, assuming no dilution, are computed based on the weighted average number of shares of common stock outstanding during each period. The diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock warrants and the potential conversion of notes payable because their effect was anti-dilutive due to losses incurred by the company during the periods presented.

5.       Notes Payable:
         --------------

         All of the convertible notes payable, requiring interest payment at either 10% or 12% per annum, had matured at various dates prior to June 30, 2003. Interest payments are being made on the notes when the Company has sufficient funds to make the monthly payments. The Company is in default on interest payments of approximately $174,144 and on the notes of totaling $523,696 at September 30, 2003.

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

         Interest expense relating to the above notes for the three months ended September 30, 2003 and 2002 totaled $15,271 and $16,401, respectively.

6.       Due to Majority Stockholder:
         ----------------------------

         The amount due is unsecured and relates to advances from the majority stockholder, UNDC, to finance the operations of the Company. Of the amount due, $310,000 relates to unsecured notes payable, bearing interest at 12% per annum and payable on or before June 30, 2004. The remaining balance comprises a general advance account with bear interest at 6% per annum and is repayable on demand.

7.       Due to Related Parties:
         -----------------------

         The amounts due are unsecured, interest-free and are repayable on demand.

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

Item 2.  PLAN OF OPERATIONS.

Critical Accounting Policies and Estimates
------------------------------------------

There were no changes to the significant accounting policies adopted by the Company or reported to the Company's annual report on Form 10-KSB for the year ended June 30, 2003, and there were no new accounting pronouncements adopted by the Company since then.

The critical accounting estimates made by the Company relate to the estimated useful lives that projects are expected to generate revenues and furniture and equipment are depreciated. There has been no change to these estimates during the current quarterly period.

Plan of Operations
------------------

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

The Company's Programs and Partnerships are summarized below:

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

Pharmaceutical Program
----------------------

IGDC is currently in negotiations with the Confederated Tribes of Warm Springs in Oregon to incorporate NETPHARMX Company. As a 75 percent owned subsidiary of the Company. The goal of NETPHARMX, a Global Healthcare Corporation subsidiary of IGDC, is to provide healthcare products and services to Native American health centers across the U.S. at up to 50 percent below market prices. It is planned to be a joint venture between IGDC and a biotechnology firm, Endocrine Technologies, Inc., to integrate both companies into a single pharmaceutical, manufacturing and distribution company to help it provide pharmaceuticals for the $2.5 billion annual Indian Health Services market. Its plans include expansion of distribution of the pharmaceuticals to Hispanic and Black health centers.

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

During 2004, the Company has ambitious performance goals to help it reach its strategic initiatives around tribal investment/development, energy and pharmaceutical programs to exploit the advantage and opportunities notes above. The realization of these goals is dependent on the Company receiving the $5 million funding from Native America, FLC (as noted below) and securing additional funding to finance operations and its development programs.

Other Agreement
---------------

On July 31, 2003, IGDC entered into an agreement to effectively acquire 41.1 acres of luxury estate lake-view shoreline property along Sportsman Lake on San Juan Island in Washington State. Under the terms of the agreement, IGDC will acquire a 51% holding in the Company that owns the property for a cash consideration of $1.0 million plus the issue of 841,100 shares of common stock of IGDC, assuming a minimum value of $1.00 per share. The acquisition is only expected to be finalized and close when IGDC receives its $5 million funding as noted below. The property will be used to develop housing for Native Americans on the West Coast.

Liquidity and Capital Resources
-------------------------------

The Company had no revenue from operations during the three months ended September 30, 2003 and 2002.

At September 30, 2003 the Company had cash of $40,056 and negative working capital of $1,439,848. The increase in cash during the three months ended September 30, 2003 of $17,154 was due primarily to advances from related parties of $200,703 and proceeds from common stock subscribed and issued of $158,831, less cash used in operations of $351,855 and partial repayment of principal of promissory note of $2,000.

Cash used in operations for the three months ended September 30, 2003 was $339,855 compared to cash used in operations of $2,700 for the corresponding period of the prior year.

At September 30, 2003, the Company had total liabilities of $1,501,577, of which $523,696 related to notes payable plus accrued interest of $174,144 and $196,757 was included in accounts payable as a provision for loss on the legal matters noted below under other information. The Company has a net working capital deficit of $1,439,848 and a stockholders' deficit of $1,348,037 at September 30, 2003.

The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no revenue from operations and is dependent on majority stockholder and private financing to fund its day-to-day cash requirements. Management has signed a letter of intent for $5 million in funding from Native America, FLC, which it believes will be sufficient to finance its operations during the next twelve months. These funds are expected to be received during December 2003, however there is no assurance that such funds will be received.

Item 3.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2003. Based upon that evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

During the quarter ended September 30, 2003, the Company settled the claim by Community Bank of the Bay for breach of promissory note and guarantees by DLA Financial and Deni Leonard. Payments of $196,361 were made against the provision of $210,755 at June 30, 2003, resulting in a net credit to the income statement of $14,394.

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

A noteholder has submitted a claim for repayment of promissory notes totaling $100,000 that was funded during 1997. The matter is currently in litigation. As referred to in Notes to Financial Statements, 7., the Company is in default for repayment of principal and interest on several of its convertible notes due to lack of funds to finance its operations and repay the notes. This debt is included in the convertible notes payable liability and all interest accrued has been provided for to September 30, 2003.

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

Item 2. Changes in Securities.
------------------------------

During the three months ended September, 2003, the Company (i) issued 150,000 shares of common stock at fair value of $13,500 as payment for services rendered, (ii) issued 385,000 shares subscribed for prior to June 30, 2003,
(iii) issued 676,330 shares sold for $53,411, (iv) issued 2,400,000 restricted shares in exchange for 800,000 unrestricted shares of the Company stock to repurchase, market value of $205,200 on the date of issuance, and (v) issued 120,000 shares of common stock at $0.10 per share for $12,000 for services rendered.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     Exhibit 31  Certification of Chief Executive Officer and Chief
                 Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     No reports on Form 8-K.

                                       27.

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  December 9, 2003               INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer