Form 10QSB
period 2003-12-31
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2004-03-01
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 59,446,870 on February 13, 2004.

                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                    INDEX

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                Page(s)

         Balance Sheet - December 31, 2003                                 3

         Statements of Operations for the three and six months
         ended December 31, 2003 and 2002 and for the period
         from inception of development stage, July 1, 1993 to
         December 31, 2003                                                 4

         Statements of Shareholders' Deficit for the six
         months ended December 31, 2003 and for the period
         from inception of development stage, July 1,
         1993 to December 31, 2003                                       5 - 17

         Statements of Cash Flows for the six months ended
         December 31, 2003 and 2002 and for the period from
         inception of development stage, July 1, 1993 to
         December 31, 2003                                              18 - 19

         Notes to unaudited financial statements                        20 - 22

Item 2.  Plan of Operations                                             23 - 28

Item 3.  Controls and Procedures                                           28

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 30

Item 2.  Changes in Securities                                             31

Item 3.  Defaults Upon Senior Securities                                   31

Item 4.  Submission of Matters to a Vote of Security Holders               31

Item 5.  Other Information                                                 31

Item 6.  Exhibits and Reports on Form 8-K                                  31

SIGNATURES                                                                 32

Item 1: FINANCIAL STATEMENTS (Unaudited)

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                                   December 31,
                                                                       2003
                                                                   ------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $       159
     Prepaid expenses                                                   28,000
                                                                   ------------

         Total current assets                                           28,159
                                                                   ------------

FIXED ASSETS, net of accumulated depreciation of $1,075                 17,978
                                                                   ------------

OTHER ASSETS
     Interest receivable from majority stockholder                      70,551
     Deposits                                                           10,910
                                                                   ------------

         Total other assets                                             81,461
                                                                   ------------

         TOTAL ASSETS                                              $   127,598
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Convertible Notes payable                                     $   514,696
     Accounts payable and accrued expenses                             729,252
     Accrued interest payable                                          170,606
     Due to majority stockholder                                       234,241
     Due to related parties                                             54,639
                                                                   ------------

         Total current liabilities                                   1,703,434
                                                                   ------------

Notes payable                                                          300,000
                                                                   ------------

STOCKHOLDERS' DEFICIT
     Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                          --
     Common stock; 100,000,000 shares authorized, 57,434,245
         shares issued and outstanding, $0.10 par value              5,743,424
     Additional paid-in capital                                      2,997,052
     Private placement for common stock                                100,000
     Common stock subscribed, restricted                                 5,000
     Common stock subscribed, unrestricted                               9,000
     Note receivable on sale of stock                                  (13,000)
     Deferred costs                                                    (50,000)
     Note receivable from parent company on sale of stock             (300,000)
     Deficit accumulated before the development stage               (1,739,945)
     Deficit accumulated during the development stage               (8,627,367)
                                                                   ------------

         Total stockholders' deficit                                (1,875,836)
                                                                   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $   127,598
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

                                 INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                                                                      For the Period
                                                                                                       July 1, 1993
                                                                                                      (inception of
                                        For The Three Months Ended      For The Six Months Ended       development
                                        ---------------------------    ---------------------------      stage) to
                                        December 31    December 31     December 31    December 31      December 31,
                                            2003           2002            2003           2002             2003
                                                                                                        (Restated)
                                        ------------   ------------    ------------   ------------     ------------

Net revenue from sale of land           $        --    $        --     $        --    $        --      $    81,256
                                        ------------   ------------    ------------   ------------     ------------

Operating expenses:
    General, selling and administrative
      expenses                              100,614        405,985         170,837        476,082        3,387,414
    Consulting and management services      142,763        177,237         196,262        249,151        2,600,637
    Directors and officers fees and
      salaries                              345,795         23,000         372,295         45,750        1,659,545
    Professional fees                        66,715         36,650         115,983         50,925          546,705
                                        ------------   ------------    ------------   ------------     ------------
       Total operating expenses             655,887        642,872         855,377        821,908        8,194,301
                                        ------------   ------------    ------------   ------------     ------------

Operating loss                             (655,887)      (642,872)       (855,377)      (821,908)      (8,113,045)
                                        ------------   ------------    ------------   ------------     ------------

Other income (expense):
    Gain on transfer of assets                   --             --              --             --          381,161
    Gain on extinguishment of debt               --             --              --             --          213,843
    Interest income                           6,750          6,750          13,500         13,500           70,559
    Loss on impairment of land                   --             --              --             --         (277,356)
    Interest expense                        (33,804)       (28,037)        (58,896)       (44,438)        (834,589)
    Loss on sale of treasury stock          (58,000)            --         (58,000)            --          (58,000)
                                        ------------   ------------    ------------   ------------     ------------

       Total other income (expense)         (85,054)       (21,287)       (103,396)       (30,938)        (504,382)
                                        ------------   ------------    ------------   ------------     ------------

Operating loss before income taxes         (740,941)      (664,159)       (958,773)      (852,846)      (8,617,427)

Provision for income taxes                       --             --              --           (225)          (9,940)
                                        ------------   ------------    ------------   ------------     ------------

Net loss                                $  (740,941)   $  (664,159)    $  (958,773)   $  (853,071)     $(8,627,367)
                                        ============   ============    ============   ============     ============

Net loss per common share
    - basic and diluted                 $     (0.01)   $     (0.02)    $     (0.02)   $     (0.02)     $     (0.22)
                                        ============   ============    ============   ============     ============

Weighted average number of common
    shares outstanding
    - basic and diluted                  54,643,680     42,249,799      51,687,724     41,561,899       38,391,959
                                        ============   ============    ============   ============     ============

The accompanying notes form an integral part of these financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During      Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                         Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
     Net (Loss)                  -            -          -        -            -         -            -      (301,586)     (301,586)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 1998          3,676,837   $  367,684         -   $     -  $2,333,527   $      -  $(1,739,945)  $(2,056,572)  $(1,095,306)

     Stock issued for
       services            102,000       10,200         -         -      40,800          -            -             -        51,000

     Stock issued to
       officer in lieu
       of salary           180,000       18,000         -         -      72,000          -            -             -        90,000

     Stock issued for
       payment of
       accrued wages       360,000       36,000         -         -     144,000          -            -             -       180,000

     Sale of stock          25,000        2,500         -         -      22,500          -            -             -        25,000

     Net (Loss)                  -            -         -         -           -          -            -      (446,978)     (446,978)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 1999          4,343,837      434,384         -         -   2,612,827          -   (1,739,945)   (2,503,550)   (1,196,284)

Stock issued for
      Services               1,415          141         -         -         565          -            -             -           706

    Stock issued
      for broker fees       87,946        8,795         -         -      (8,795)         -            -             -             -

    Stock issued
      to purchase
      land               1,170,266      117,026         -         -    (117,026)         -            -             -             -

    Stock issued upon
      conversion of
      notes payable         24,000        2,400         -         -       9,600          -            -             -        12,000

   Stock issued for
      payment of
      accrued wages
      and director fees    829,916       82,992         -         -     183,200          -            -             -       266,192

    Stock issued for
      charitable
      contribution         180,000       18,000         -         -     (18,000)         -            -             -             -

      Net (Loss)                 -            -         -         -           -          -            -      (719,768)     (719,768)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 2000          6,637,380   $  663,738         -   $     -  $2,662,371   $      -  $(1,739,945)  $(3,223,318)  $(1,637,154)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

                            The accompanying notes form an integral part of these unaudited financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

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





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 2001          31,168,566  $3,116,857         -   $     -  $1,733,747  $(300,000) $(1,739,945)  $(4,778,976)  $(1,968,317)

     Stock issued
       to Company
       Officer to
       adjust
       purchase of
       controlling
       interest           1,000,000     100,000         -         -    (100,000)         -            -             -             -

     Stock issued
       for conversion
       of notes
       payable and
       interest             663,408      66,341         -         -     265,363          -            -             -       331,704

     Exercise of
       warrants for
       services
                            500,000      50,000         -         -     (50,000)         -            -             -             -

     Sale of stock
       for cash           3,124,240     312,424         -         -     402,524          -            -             -       714,948

     Stock issued
       for relief of
       accounts
       payable              138,850      13,885         -         -      25,797          -            -             -        39,682

     Stock issued
       for services
       and
       bonuses            3,017,026     301,702         -         -     338,000          -            -             -       639,702

     Stock issued
       to purchase
       land                 500,000      50,000         -         -     450,000          -            -             -       500,000

       Net (Loss)                 -           -         -         -           -          -            -      (991,601)     (991,601)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at
  June 30, 2002          40,112,090  $4,011,209         -   $     -  $3,065,431  $(300,000) $(1,739,945)  $(5,770,577)  $  (733,882)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

                            The accompanying notes form an integral part of these unaudited financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 2002          40,112,090  $4,011,209          -  $     -  $3,065,431  $(300,000) $(1,739,945)  $(5,770,577)  $  (733,882)

Stock issued for
  payment of
  services on
  August 9, 2002
  at fair value of
  $0.25 per share            90,000  $    9,000          -  $      - $   13,500  $       -  $         -   $         -   $    22,500

Stock issued for
  payment of
  services on
  August 28, 2002
  at fair value of
  $0.07 per share           770,000  $   77,000          -  $     -  $  (23,100) $       -  $         -   $         -   $    53,900

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on August 28, 2002
  at fair value of
  $0.07 per share           110,000  $   11,000          -  $     -  $   (3,300) $       -  $         -   $         -   $     7,700

Stock issued on
  August 29, 2002
  for Stock sold at

  market value of
  $0.25 per share
  in July 2002               10,800  $    1,080          -  $     -  $    1,620  $       -  $         -   $         -   $     2,700

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on September 24, 2002
  at fair value of
  $0.07 per share           215,000  $   21,500          -  $     -  $   (6,450) $       -  $         -  $          -   $    15,050

Stock issued on
  October 3, 2002
  for sale at $0.08
  per share                  40,000  $    4,000          -  $     -  $     (800) $       -  $         -   $         -   $     3,200

Stock issued on
  October 3, 2002
  for sale at $0.10
  per share                  50,000  $    5,000          -  $     -  $        -  $       -  $         -   $         -   $     5,000

Stock issued on
  October 8, 2002
  for sale at $0.10
  per share                 222,179  $   22,218          -  $     -  $        -  $       -  $         -   $         -   $    22,218

Stock issued on
  October 22, 2002
  for sale at $0.08
  per share                  10,000  $    1,000          -  $     -  $     (200) $       -  $         -   $         -   $       800

Stock issued on
  October 22, 2002
  at market value of
  $0.10 per share
  for prepayment on
  natural gas project       500,000  $   50,000          -  $     -  $        -  $       -  $         -   $         -   $    50,000

Deferred costs related
  to natural gas project          -  $        -          -  $     -  $        -  $ (50,000) $         -   $         -   $   (50,000)

                            The accompanying notes form an integral part of these unaudited financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued for
  payment of
  services on
  March 18, 2003
  at fair value of
  $0.15 per share            32,250  $    3,225          -  $     -  $    1,613  $       -  $         -   $         -   $     4,838

Stock issued for
  payment of
  services on
  March 24, 2003
  at fair value of
  $0.10 per share            92,995  $    9,300          -   $     - $       --  $       -  $         -   $         -   $     9,300

Stock issued for
  payment of
  services on
  April 15, 2003
  at fair value of
  $0.08 per share            65,000  $    6,500          -  $     -  $   (1,300) $       -  $         -  $          -   $     5,200

Stock issued on
  May 28, 2003
  for sale
  at $0.10 per share        180,000  $   18,000          -  $     -  $       --  $       -  $         -   $         -   $    18,000

Stock issued on
  June 10, 2003
  for sale
  at $0.10 per share        203,000  $   20,300          -  $     -  $       --  $       -  $         -   $         -   $    20,300

Stock issued for
  payment of
  services on
  June 11, 2003
  at fair value of
  $0.11 per share            15,000  $    1,500          -  $     -  $      150  $       -  $         -   $         -   $     1,650

Stock issued on
  June 27, 2003
  for sale
  at $0.10 per share        200,000  $   20,000          -  $     -  $        -  $       -  $         -   $         -   $    20,000

Common stock subscribed
  June 30, 2003;
  385,000 shares at
  $0.10 per share                 -  $        -         -   $     -  $        -  $  38,500  $         -   $         -   $    38,500

  Net (Loss) (Restated)           -  $        -         -   $     -  $        -  $       -  $         -   $(1,898,018)  $(1,898,018)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at June 30,
  2003 (Restated)        47,790,632  $4,779,063          -  $     -  $3,093,261  $(211,500) $(1,739,945)  $(7,668,595)  $(1,747,715)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at June 30,
  2003 (Restated)       47,790,632   $4,779,063          -  $     -  $3,093,261  $(211,500) $(1,739,945)  $(7,668,595)  $(1,747,715)

Stock issued on
  July 23, 2003
  for subscription
prior to June 30
at $0.10 per share          85,000   $    8,500          -  $     -  $        -  $  (8,500) $         -   $         -   $         -

Stock issued on
  July 23, 2003
  for sale
  at $0.10 per share        18,330   $    1,833          -  $     -  $        -  $       -  $         -   $         -   $     1,833

Stock issued on
  July 29, 2003
  for subscription
  prior to June 30 at
  $0.10 per share           300,000  $   30,000          -  $     -  $        -  $ (30,000) $         -   $         -   $         -

Stock issued on
  July 30, 2003
  for sale
  at $0.10 per share       130,000   $   13,000          -  $     -  $        -  $       -  $         -   $         -   $    13,000

Stock issued on
  August 5, 2003
  for sale
  at $0.0667 per share      20,000   $    2,000          -  $     -  $     (667) $       -  $         -   $         -   $     1,333

Stock issued on
  August 5, 2003
  for sale
  at $0.10 per share        30,000   $    3,000          -  $     -  $        -  $       -  $         -   $         -   $     3,000

Stock issued for
  payment of
  services on
  August 28, 2003
  at fair value of
  $0.09 per share          150,000   $   15,000          -  $     -  $   (1,500) $       -  $         -   $         -   $    13,500

Stock issued on
  August 28, 2003
  for sale
  at $0.01 per share         8,000   $      800          -  $     -  $     (720) $       -  $         -   $         -   $        80

Stock issued on
  August 28, 2003
  for sale
  at $0.10 per share        80,000   $    8,000          -  $     -  $        -  $       -  $         -   $         -   $     8,000

Stock issued on
  August 28, 2003
  at $0.10 per share
  on conversion of
  note payable             120,000   $   12,000          -  $    -   $        -  $       -  $         -   $         -   $    12,000


                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                          Shares      Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Treasury Stock,
  at cost, 800,000
  shares repurchased
  in exchange for
  restricted stock
  on August 29 at
  $0.095 per share               -   $        -          -  $     -  $        -  $(205,200) $         -   $         -   $  (205,200)

Restricted Stock
  issued on August 29,
  2003 in exchange for
  800,000 unrestricted
  shares of the
  Company, at $0.095
  per share              2,400,000   $  240,000          -  $     -  $  (34,800) $       -  $         -   $         -   $   205,200

Stock issued on
  September 3, 2003
  for sale
  at $0.10 per share         5,000   $      500          -  $     -  $        -  $       -  $         -   $         -   $       500

Stock issued on
  September 17, 2003
  for sale
  at $0.0667 per share     385,000   $   38,500          -  $     -  $  (12,834) $       -  $         -   $         -   $    25,666

Common stock subscribed
  September 30, 2003,
  restricted shares              -   $        -          -  $     -  $        -  $  50,500  $         -   $         -   $    50,500

Common stock subscribed
  September 30, 2003,
  Unrestricted shares            -   $        -          -  $     -  $        -  $  54,920  $         -   $         -   $    54,920




                            The accompanying notes form an integral part of these unaudited financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                          Shares      Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued on
  October 3, 2003
for subscription
prior to September
30, at $0.10 per
share                      100,000   $   10,000          -  $     -  $        -  $ (10,000) $         -   $         -   $         -

Stock issued on
  October 3, 2003
for subscription
prior to September
30, at $0.15 per
  share                    100,000   $   10,000          -  $     -  $    5,000  $ (15,000) $         -   $         -   $         -

Stock issued on
  October 8, 2003
for subscription
prior to September
30, at $0.01 per
  share                    100,000   $   10,000          -  $     -  $   (9,000) $  (1,000) $         -   $         -   $         -

Stock issued on
  October 8, 2003
for subscription
prior to September
30, at $0.07 per
share                      400,000   $   40,000          -  $     -  $  (12,000) $ (28,000) $         -   $         -   $         -

Stock issued on
  October 8, 2003
for subscription
prior to September
30, at $0.10 per
  share                     35,000   $    3,500          -  $     -  $        -  $  (3,500) $         -   $         -   $         -

Stock issued on
  October 8, 2003
  for sale
  at $0.10 per share        10,000  $    1,000          -  $     -  $        -  $       -   $         -   $         -   $     1,000

Treasury Stock,
  at cost, 42,700
  shares repurchased
  on October 17
  in exchange for
  restricted stock
  issued on October 27
  at $0.27 per share             -   $        -         -   $     -  $        -  $ (11,529) $         -   $         -   $   (11,529)

Stock issued on
  October 21, 2003
for subscription
  at $0.0738 per share      13,550   $    1,355          -  $     -  $     (355) $  (1,000) $         -   $         -   $         -

Stock issued on
  October 21, 2003
  for sale
  at $0.10 per share       250,000   $   25,000          -  $     -  $        -  $       -  $         -   $         -   $    25,000

Common stock subscribed
  October 24, 2003,
  restricted shares              -   $        -         -   $     -  $        -  $   5,000  $         -   $         -   $     5,000

Treasury Stock,
  at cost, 500,000
  shares repurchased
  in exchange for
  restricted stock
  on October 27 at
  $0.27 per share                -   $        -         -   $     -  $        -  $(135,000) $         -   $         -   $  (135,000)


                            The accompanying notes form an integral part of these unaudited financial statements.


                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During      Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                          Shares      Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Restricted Stock
  issued on October 27,
  2003 in exchange for
  1,628,100 unrestricted
  shares of the
  Company, at $0.09
  per share              1,628,100   $  162,810          -  $     -  $ ( 16,281) $       -  $         -   $         -   $   146,529

Stock issued on
  October 27, 2003
  for sale at
  $0.10 per share            5,000   $      500          -  $     -  $        -  $       -  $         -   $         -   $       500

Stock issued on
  October 27, 2003
  for sale
  at $0.15 per share       200,000   $   20,000          -  $     -  $   10,000  $       -  $         -   $         -   $    30,000

Treasury Stock issued
  for subscription,
  100,000 shares issued
  on October 27 at
  $0.24 per share                -   $        -         -   $     -  $        -  $   2,000  $         -   $         -   $     2,000

Treasury Stock,
  100,000 shares issued
  on October 27 at
  $0.10 per share                -   $        -         -   $     -  $        -  $  26,000  $         -   $         -   $    26,000

Treasury Stock issued
  for subscription,
  100,000 shares issued
  on October 27 at
  $0.07 per share                -   $        -         -   $     -  $        -  $  19,000  $         -   $         -   $    19,000

Treasury Stock issued
  for subscription,
  10,000 shares issued
  on October 27 at
  $0.10 per share                -   $        -         -   $     -  $        -  $   1,600  $         -   $         -   $     1,600

Stock issued on
  November 4, 2003
  for sale
  at $0.15 per share       833,333   $   83,333          -  $     -  $   41,667  $       -  $         -   $         -   $   125,000

Stock issued on
  November 26, 2003
for subscription
prior to September
30, at $0.10 per
  share                     50,000   $    5,000          -  $     -  $        -  $  (5,000) $         -   $         -   $         -

Treasury Stock issued
  for subscription,
  100,000 shares issued
  on December 5 at
  $0.07 per share                -   $        -         -   $     -  $        -  $  19,000  $         -   $         -   $    19,000

Treasury Stock issued
  for subscription,
  20,000 shares issued
  on December 5 at
  $0.25 per share                -   $        -         -   $     -  $        -  $     200  $         -   $         -   $       200

Treasury Stock,
  4,000 shares issued
  on December 5 at
  $0.25 per share                -   $        -         -   $     -  $        -  $   1,040  $         -   $         -   $     1,040

Treasury Stock issued
  for subscription,
  8,000 shares issued
  on December 5 at
  $0.24 per share                -   $        -         -   $     -  $        -  $     160  $         -   $         -   $       160

                            The accompanying notes form an integral part of these unaudited financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2003 (CONTINUED)

                                                                                            Accumulated   Accumulated
                            Common Stock         Preferred Stock                              Deficit       Deficit        Total
                      ------------------------  -----------------   Additional                Before        During     Shareholders'
                                                                     Paid-in      Other     Development   Development     Equity
                         Shares      Amount      Shares    Amount    Capital      Items        Stage         Stage       (Deficit)
                      -----------  -----------  --------  -------  -----------  ----------  ------------  ------------  ------------
Treasury Stock, at cost
  for services
  368,000 shares issued
  on December 5 at
  $0.26-$0.27 per share          -   $        -         -   $     -  $        -  $   92,980   $       -   $         -   $    92,980

Stock issued on
  December 16, 2003
  for sale
  at $0.10 per share        20,000   $    2,000         -   $     -  $        -  $        -   $       -   $         -   $     2,000

Treasury Stock, at cost
  for services
  532,700 shares issued
  on December 17 at
  $0.27 per share                -   $        -         -   $     -  $        -   $ 143,829   $       -   $         -   $   143,829

Stock issued on
  December 17, 2003
  for sale
  at $0.10 per share        10,000   $    1,000          -  $     -  $        -   $       -   $       -   $         -   $     1,000

Stock issued for
  payment of
  services on
  December 17, 2003
  at fair value of
  $0.07 per share          657,300   $   65,730          -  $     -  $  (19,719)  $       -   $       -   $         -   $    46,011

Stock issued for
payment of officers'
salaries and
directors' fees on
December 17, 2003
at fair value of
$0.07 per share          1,500,000   $  150,000         -   $     -  $  (45,000)  $       -   $       -   $         -   $   105,000

Common stock subscribed
  December 30, 2003,
  restricted shares              -   $        -         -   $     -  $        -   $   5,000   $       -   $         -   $     5,000

       Net (Loss)                -   $        -         -   $     -  $        -   $       -   $       -   $  (958,773)  $  (958,773)
                      -----------  -----------  --------  -------  -----------  ----------  ------------  ------------  ------------

Balance at
  December 31, 2003
  (Unaudited)           57,434,245   $5,743,424         -  $     -  $2,997,052   $(249,000)  $(1,739,945) $(8,627,367)  $(1,875,836)
                      ===========  ===========  ========  =======  ===========  ==========  ============  ============  ============


                            The accompanying notes form an integral part of these unaudited financial statements.

                                                                17

                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                          INCREASE (DECREASE) IN CASH
                                                 (Unaudited)

                                                                                                       For the Period
                                                                                                        July 1, 1993
                                                                                                       (inception of
                                                                      For The Six Months Ended          development
                                                                     ---------------------------         stage) to
                                                                     December 31   December 31          December 31,
                                                                         2003           2002               2003
                                                                                                        (Restated)
                                                                     ------------   ------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

    NET LOSS                                                         $   (958,773)  $  (853,071)       $(8,627,367)
                                                                     -------------  ------------       ------------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

      Stock issued for services performed                                 395,310       112,350          3,276,394
      Loss on impairment of land and assets                                    --            --            277,356
      Non-cash treasury stock                                              58,000            --             58,000
      Non-cash compensation and promotion                                      --            --             83,960
      Expenses paid by a reduction of loan commitment fee                      --            --             30,000
      Depreciation                                                          2,150           426              5,745
      Net transfer of assets and liabilities to
        fellow subsidiary                                                      --            --           (381,161)

    CHANGES IN ASSETS (LIABILITIES):
      (INCREASE) DECREASE IN ASSETS:
         Prepaid expenses and other receivables                           15,173            477            (28,000)
         Due from related party                                               --          5,610                 --
         Interest receivable from majority stockholder                   (13,492)       (13,500)           (70,551)
         Deposits                                                             --            (24)              (910)

      INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                          (147,651)       264,906          1,934,424
         Accrued interest payable                                         11,103         11,870            206,910
                                                                     ------------   ------------       ------------

           Total adjustments                                             320,593        382,115          5,392,167
                                                                     ------------   ------------       ------------

           Net cash used in operating activities                        (638,180)      (470,956)        (3,235,200)
                                                                     ------------   ------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Capitalized land development costs                                        --             --           (181,877)
    Refundable loan commitment fee                                            --             --            (30,000)
    Purchase of furniture and equipment                                   (2,478)        (1,293)           (31,760)
    Purchase of land                                                          --             --             (4,620)
                                                                     ------------   ------------       ------------

           Net cash used in investing activities                          (2,478)        (1,293)          (248,257)
                                                                     ------------   ------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                               171,923        101,817          1,601,949
    Proceeds from notes payable                                          300,000         34,909          1,345,766
    Proceeds from private placement and common stock subscribed          205,420        100,000            343,920
    Proceeds from mortgage                                                    --             --            178,750
    Advances from related parties                                         52,139             --             74,581
    Repayment of convertible notes payable                               (11,000)       (17,000)           (45,000)
    Advances to majority stockholder                                          --         324,166           334,808
    Repayments to majority stockholder                                  (100,567)            --           (351,158)
                                                                     ------------   ------------       ------------

           Net cash provided by financing activities                     617,915        543,892          3,483,616
                                                                     ------------   ------------       ------------

NET INCREASE/(DECREASE) IN CASH                                      $   (22,743)   $    71,643        $       159

CASH - BEGINNING OF PERIOD                                           $    22,902    $       (22)       $        --
                                                                     ------------   ------------       ------------

CASH - END OF PERIOD                                                 $       159    $    71,621        $       159
                                                                     ============   ============       ============

The accompanying notes form an integral part of these unaudited financial statements.

                                                 18.

                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                          INCREASE (DECREASE) IN CASH
                                                  (Unaudited)

                                                                                                      For the Period
                                                                                                       July 1, 1993
                                                                                                      (inception of
                                                                       For The Six Months Ended         development
                                                                     ---------------------------         stage) to
                                                                     December 31    December 31        December 31,
                                                                         2003           2002               2003
                                                                     ------------   ------------       ------------

SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                    $    30,896    $    42,242        $   331,424
                                                                     ============   ============       ============

    Income taxes paid                                                $        --    $        --        $     7,073
                                                                     ============   ============       ============

SUPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Assumption of debt in connection with the acquisition
      of land held for development                                   $        --    $        --        $   873,000
                                                                     ============   ============       ============

    Common stock issued for purchase of land                         $        --    $        --        $   500,000
                                                                     ============   ============       ============

    Receivable from sale of stock                                    $        --    $        --        $   300,000
                                                                     ============   ============       ============

    Common stock issued for payment of accounts payable              $        --    $        --        $   154,916
                                                                     ============   ============       ============

    Officer loans forgiven on transfer to fellow subsidiary          $        --    $        --        $    65,500
                                                                     ============   ============       ============

    Common stock issued as prepayment for natural gas project        $        --    $    50,000        $    50,000
                                                                     ============   ============       ============


The accompanying notes form an integral part of these unaudited financial statements.

                                                19.


                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                               DECEMBER 31, 2003
                               ------------------

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

2.       Basis of Presentation:
         ----------------------

         These condensed financial statements have been prepared by the Company without audit. In the opinion of Management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Indigenous Global Development Corporation as of December 31, 2003, the results of its operations, changes in equity and cash flows for the periods ended December 31, 2003 and 2002 and for the period from inception of the development stage, July 1, 1993 to December 31, 2003.

         The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10 - KSB for the year ended June 30, 2003.

         These financial statements have been prepared on the going concern basis. Management has signed a contract of sale of 25% interest in automotive transmission repair facility business, and $500,000 loan that is secured by the real property the Company purchased. The interest rate is 10% per annum and the entire principal and interest will be due in October 2006. The Company started generating revenue from the 25% interest in the repair facility business. However, the Company has been still dependent on majority stockholder and private financing to fund its day-to-day cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and the funding noted above, or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is Management's objective to seek additional capital and funding sources to finance its future operations.

3.       Common Stock:
         -------------

         By agreement dated May 15, 2001, United Native Depository Corporation
         (UNDC) acquired 51% controlling interest in the Company. Common stock was issued to UNDC for cash and a promissory note of $300,000. The note is presented in the stockholders' deficit section of the balance sheet. During the three months ended December 31, 2003, the Company (i) issued 657,300 shares of restricted common stock at fair value of $46,011 and 542,700 shares of unrestricted treasury stock at fair value of $146,529 as payment for services rendered, (ii) issued 785,000 shares subscribed for prior to September 30, 2003, (iii) issued 1,341,883 shares sold for $185,500, and (iv) issued 1,628,100 restricted shares in exchange for 542,700 unrestricted shares of the Company stock to repurchase, market value of $162,800 on the date of issuance.

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

5.       Notes Payable:
         --------------

         In October 2003, a note of $500,000 was executed upon the consummation of acquiring a 25% interest in an automotive transmission repair facility (the "seller") which was structured as follows: phase one, 25% interest; phase two 50% interest; phase three 100% interest. The $500,000 note has been carried by the seller. Terms of the $500,000 note for the phase one purchase specified that $200,000 be applied as a down payment towards phase two. Due to certain non performance by the seller, the Company was authorized by a board resolution dated February 20, 2004 to rescind the purchase agreement in its entirety. The Company has obtained opinion from outside counsel that concluded that the board resolution is in proper form and the action taken by the board is legal. As a result of the rescinded purchase agreement, the Company's net obligation to the seller as of December 31, 2003 is $300,000. The interest rate is 10% per annum and the entire principal and interest will be due in full October 2006.

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

8.       Restatement of priory financial information:
         --------------------------------------------

         In August of 2003, Cibener filed suit against IGDC seeking $433,178. This is an action for legal fees by a law firm that previously represented IGDC predecessor Focal Corporation. In May 2002, United Native Depository Corporation purchased a majority interest in Focal Corporation from Howard Palmer. Focal Corporation had an obligation on its books to Cibener in the amount of $404,033. Mr. Palmer and Superior Development, Inc. agreed in writing to assume this obligation. As a result, IGDC removed the Cibener obligation from its books. Unfortunately, Mr. Palmer and Superior Development defaulted on the Cibener obligation and suit was filed against IGDC. As a result of Mr. Palmer and Superior Development's default, the financial results for the year ended June 30, 2003 and 2002 have been restated. Additionally, the Company has restated the three months ended September 30, 2004 and 2003, the three months and six months ended December 31, 2003, and the three and nine months ended March 31, 2003. The restatement at June 30, 2002 will reflect the proper accrual of $404,033, with a contra receivable for the same amount. For the nine months ended March 31, 2003 the Company will write off the contra receivable, indicating Mr. Palmer and Superior Development's default. The total impact of the adjustments for the six months ended December 31, 2003 and for the period July 1, 1993 (inception of development stage) to December 31, 2003 are as follows:


                                                                     Year Ended
                                                                   June 30, 2003
                                                        -------------------------------------
                                                                                    Change
                                                                                   Increase
                                                          Restated     Original   (Decrease)
                                                        -----------  -----------  -----------
         Net (Loss)                                     $(1,898,018) $(1,464,840) $  (433,178)


                                                             For the Period July 1, 1993
                                                           (inception of development stage)
                                                                 to December 31, 2003
                                                        -------------------------------------
                                                                                    Change
                                                                                   Increase
                                                          Restated     Original   (Decrease)
                                                        -----------  -----------  -----------
         General, selling and administrative expenses   $ 3,387,414  $ 2,954,236  $   433,178
         Net (Loss)                                     $(8,627,367) $(8,194,189) $  (433,178)

9.       Treasury Stock:
         ---------------

         The Company has repurchased unrestricted registered shares in exchange for restricted shares. The value of the exchanged unrestricted shares has been calculated at the cost of the restricted shares. Treasury stock is issued using the first in first out method (FIFO) and any potential loss on the exchange is expensed.

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

   A second tax avoidance is corporate profit taxes. A Tribal corporation does not have to pay corporate profit taxes in certain circumstances on its activities on tribal lands or in performing certain governmental functions. This is a substantial savings.

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

Washington State Property
-------------------------

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

Other Agreement
---------------

In January 2004, Mag Power Japan Corporation, Ltd. signed a letter of intent to complete a five-year joint venture agreement with the Company. Once completed, the contract allows the Company exclusive rights to develop, assemble and manufacture Mag Power's innovative electrical power generation products in the United States and the Western Hemisphere. The Mag Power generator provides its customers with significant cost savings and energy efficiencies through its clean wind energy system. The new wind energy generator comes in one, thirteen and fifty kilowatt units and can be placed directly on the home, office or business structure. This energy source will have no fuel costs.

Liquidity and Capital Resources
-------------------------------

The Company had no revenue from operations during the three and six months ended December 31, 2003.

At December 31, 2003 the Company had cash of $159 and negative working capital of $1,975,275. The decrease in cash during the six months ended December 31, 2003 of $22,743 was due primarily to partial repayment of debt.

Cash used in operations for the six months ended December 31, 2003 was $772,450 compared to cash used in operations of $146,790 for the corresponding period of the prior year.

At December 31, 2003, the Company had total liabilities of $2,003,434, of which $814,696 related to notes payable plus accrued interest of $170,606 and $611,988 was included in accounts payable as a provision for loss on the legal matters noted below under other information. The Company has a stockholders' deficit of $1,875,836 at December 31, 2003.

The Company's liquidity has been materially and adversely affected by continuing operating losses.


Item 3.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003. Based upon that evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

The following is a summary of the pending legal matters:

John Daiza,a former officer and employee, has filed suit alleging that he was wrongfully terminated. No provision for loss on this claim is included in these financial statements.

Pollet and Richardson has a judgment against the company in the amount of $72,559.13 arising from a claim for attorney's fees against IGDC's predecessor, Focal Corporation.

Project Design Consultant vs. Focal Corporation (IGDC).
The company settled an obligation of its predecessor, Focal Corporation, on December 9, 2003. The Company has no further liability.

Squar Milner Reehl and Williamson vs. IGDC.
Judgment of $54,376.26 plus interest from August 27, 2002 arising out of a claim for payment for audit services was entered on February 18, 2003.

The company settled an action by a note holder for repayment of promissory notes on February 26, 2004. The Company has no further liability.

Sullivan v. IGDC
The company settled an action by a former employee, on February 27, 2004. The Company has no further liability.

Grist Associates vs. IGDC. This action has been settled.

The company settled an action by two former employees, on February 24, 2004. The Company has no further liability.

Bryson vs. Deni et al.
This case arises out of a claim against the Company and its officers and directors for failure to pay a promissory note. Among plaintiff's allegations are causes of action for breach of contract, conspiracy, fraud, intentional misrepresentation, negligent misrepresentation and punitive damages. As of September 2003, plaintiff claimed that she is owed $67,155.54 plus interest in the amount of $18.40 per day.

--------------------------------------

Cibener vs. United Native Depository Corporation et al. This is an action for legal fees by a law firm that represented IGDC predecessor Focal Corporation. In May 2001, United Native Depository Corporation purchased a majority interest in Focal Corporation from Howard Palmer. Focal Corporation had an obligation on its books to Cibener in the amount of $404,033.26. Mr. Palmer and Superior Development, Inc. agreed in writing to assume this obligation. As a result, IGDC removed the Cibener obligation from its books. Unfortunately, Mr. Palmer and Superior Development defaulted on the Cibener obligation, and in August of 2003, Cibener filed suit against IGDC seeking $433,178.31. The Superior Court dismissed the Cibener suit in January of 2003, and Cibener will move to have the case reinstated on February 25, 2004. The Company has added an accrual to its books in the amount of $433,178.31 and intends to amend its September 10-QSB to show the same accrual.

Burbank vs. IGDC (wage claim before California Labor Commissioner). On October 27, 2003, plaintiff Burbank won an award of back wages before the California Labor Commission in the amount of $56,250.57. The award plus interest remains an unpaid liability of the Company.

The Company expects to pay judgments and agreed settlement amounts when it obtains further funds from its stock private placement during the Fiscal Year of 2004. There are no assurances that the Company will receive such funds.

Item 2. Changes in Securities.
------------------------------

During the three months ended September, 2003, the Company (i) issued 657,300 shares of restricted common stock at fair value of $46,011 and 542,700 shares of unrestricted treasury stock at fair value of $38,289 as payment for services rendered, (ii) issued 785,000 shares subscribed for prior to September 30, 2003,
(iii) issued 1,341,883 shares sold for $184,500, and (iv) issued 1,628,000 restricted shares in exchange for 543,700 unrestricted shares of the Company stock to repurchase, market value of $162,800 on the date of issuance.

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

     No reports on Form 8-K.

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  February 13, 2004               INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer