Form 10QSB
period 2004-03-31
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2004-05-17
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2004

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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 88,749,614 on April 30, 2004.

                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                    INDEX

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                Page(s)

         Balance Sheet - March 31, 2004                                    3

         Statements of Operations for the three and nine months
         ended March 31, 2004 and 2003 and for the period
         from inception of development stage, July 1, 1993 to
         March 31, 2004                                                    4

         Statements of Stockholders' Deficit for the nine
         months ended March 31, 2004 and for the period
         from inception of development stage, July 1,
         1993 to March 31, 2004                                          5 - 22

         Statements of Cash Flows for the nine months ended
         March 31, 2004 and 2003 and for the period from
         inception of development stage, July 1, 1993 to
         March 31, 2004                                                 23 - 24

         Notes to unaudited financial statements                        25 - 27

Item 2.  Plan of Operations                                             28 - 34

Item 3.  Controls and Procedures                                           35

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 36

Item 2.  Changes in Securities                                             37

Item 3.  Defaults Upon Senior Securities                                   37

Item 4.  Submission of Matters to a Vote of Security Holders               37

Item 5.  Other Information                                                 37

Item 6.  Exhibits and Reports on Form 8-K                                  37

SIGNATURES                                                                 38

Exhibit 39 - Section 302 Certification                                     39

Exhibit 40 - Section 906 Certification                                     40

Item 1: FINANCIAL STATEMENTS (Unaudited)

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                                     March 31,
                                                                       2004
                                                                   ------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $   578,566
                                                                   ------------


FIXED ASSETS, net of accumulated depreciation of $9,495                 21,022
                                                                   ------------

OTHER ASSETS
     Deposits - long term                                               10,910
     Due from related party                                             75,000
                                                                   ------------

         Total other assets                                             85,910
                                                                   ------------

         TOTAL ASSETS                                              $   685,498
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Convertible notes payable                                     $   681,696
     Accounts payable and accrued expenses                             530,371
     Accrued interest payable                                          129,171
     Due to majority stockholder                                        46,765
     Due to related parties                                              2,500
                                                                   ------------

         Total current liabilities                                   1,390,503
                                                                   ------------

Notes Payable                                                          300,000
                                                                   ------------


STOCKHOLDERS' DEFICIT
     Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                          --
     Common stock; 100,000,000 shares authorized, 88,599,614
         shares issued and outstanding, $0.10 par value              8,859,961
     Additional paid-in capital                                      3,892,293
     Common stock subscribed, restricted                               195,625
     Common stock subscribed, unrestricted                               9,000
     Receivable from holding company                                (1,500,000)
     Note receivable on sale of stock                                  (13,000)
     Note receivable from parent company on sale of stock             (300,000)
     Deferred costs                                                    (50,000)
     Issuance of stock as collateral                                  (250,000)
     Treasury stock                                                   (100,000)
     Deficit accumulated before the development stage               (1,739,945)
     Deficit accumulated during the development stage              (10,008,939)
                                                                   ------------

         Total stockholders' deficit                                (1,005,005)
                                                                   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $   685,498
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

                                 INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                                                                      For the Period
                                                                                                       July 1, 1993
                                                                                                      (inception of
                                        For The Three Months Ended      For The nine Months Ended      development
                                        ---------------------------    ---------------------------      stage) to
                                          March 31       March 31        March 31       March 31         March 31
                                            2004           2003            2004           2003             2004
                                                                                                        (Restated)
                                        ------------   ------------    ------------   ------------     ------------

Net revenue from sale of land           $        --    $        --     $        --    $        --      $    81,256
                                        ------------   ------------    ------------   ------------     ------------

Operating expenses:
    General, selling and administrative
      expenses                              126,643        131,914         297,480        607,996        3,514,057
    Consulting and management services    1,052,882        129,805       1,249,144        378,956        3,653,519
    Directors and officers fees and
      salaries                              166,351        145,500         538,647        191,250        1,825,896
    Professional fees                        53,902         11,356         169,885         62,281          600,608
                                        ------------   ------------    ------------   ------------     ------------
       Total operating expenses           1,399,778        418,575       2,255,156      1,240,483        9,594,080
                                        ------------   ------------    ------------   ------------     ------------

Operating loss                           (1,399,778)      (418,575)     (2,255,156)    (1,240,483)      (9,512,824)
                                        ------------   ------------    ------------   ------------     ------------

Other income (expense):
    Gain on transfer of assets                   --             --              --             --          381,161
    Gain on extinguishment of debt               --             --              --             --          213,843
    Forgiveness of debt                      93,525            --           93,525             --           93,525
    Interest income                           6,750          6,750          20,250         20,250           77,309
    Interest expense                        (82,068)       (18,744)       (140,963)       (63,182)        (916,657)
    Loss on impairment of land                   --             --              --             --         (277,356)
    Loss on sale of treasury stock               --            --          (58,000)            --          (58,000)
                                        ------------   ------------    ------------   ------------     ------------

       Total other income (expense)          18,207        (11,994)        (85,188)       (42,932)        (486,175)
                                        ------------   ------------    ------------   ------------     ------------

Operating loss before income taxes       (1,381,571)      (430,569)     (2,340,344)    (1,283,415)      (9,998,999)

Provision for income taxes                       --           (225)             --           (450)          (9,940)
                                        ------------   ------------    ------------   ------------     ------------

Net loss                                $(1,381,571)   $  (430,794)    $(2,340,344)   $(1,283,865)    $(10,008,939)
                                        ============   ============    ============   ============    =============

Net loss per common share
    - basic and diluted                 $     (0.02)   $     (0.01)    $     (0.04)   $     (0.03)    $      (0.26)
                                        ============   ============    ============   ============     ============

Weighted average number of common
    shares outstanding
    - basic and diluted                  63,426,734     45,570,964      55,600,908     42,656,339       38,391,959
                                        ============   ============    ============   ============     ============

The accompanying notes form an integral part of these financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2004

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Balance at
  June 30, 2001          31,168,566  $3,116,857         -   $     -  $1,733,747  $(300,000) $(1,739,945)  $(4,778,976)  $(1,968,317)

     Stock issued
       to Company
       Officer to
       adjust
       purchase of
       controlling
       interest           1,000,000     100,000         -         -    (100,000)         -            -             -             -

     Stock issued
       for conversion
       of notes
       payable and
       interest             663,408      66,341         -         -     265,363          -            -             -       331,704

     Exercise of
       warrants for
       services
                            500,000      50,000         -         -     (50,000)         -            -             -             -

     Sale of stock
       for cash           3,124,240     312,424         -         -     402,524          -            -             -       714,948

     Stock issued
       for relief of
       accounts
       payable              138,850      13,885         -         -      25,797          -            -             -        39,682

     Stock issued
       for services
       and
       bonuses            3,017,026     301,702         -         -     338,000          -            -             -       639,702

     Stock issued
       to purchase
       land                 500,000      50,000         -         -     450,000          -            -             -       500,000

     Sale of stock
       for cash              16,000       1,600         -         -           -          -            -             -         1,600

       Net (Loss)                 -           -         -         -           -          -            -      (991,601)     (991,601)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at June 30,
  2002 (Restated)        40,128,090  $4,012,809         -   $     -  $3,065,431  $(300,000) $(1,739,945)  $(5,770,577)  $  (732,282)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at
  June 30, 2002          40,128,090  $4,012,809          -  $     -  $3,065,431  $(300,000) $(1,739,945)  $(5,770,577)  $  (732,282)

Stock issued for
  payment of
  services on
  August 9, 2002 at
  $0.25 per share            90,000  $    9,000          -  $      - $   13,500  $       -  $         -   $         -   $    22,500

Stock issued for
  payment of
  services on
  August 28, 2002 at
  $0.07 per share           770,000  $   77,000          -  $     -  $  (23,100) $       -  $         -   $         -   $    53,900

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on August 28, 2002 at
  $0.07 per share           110,000  $   11,000          -  $     -  $   (3,300) $       -  $         -   $         -   $     7,700

Stock issued on
  August 29, 2002
  for Stock sold at

  market value of
  $0.25 per share
  in July 2002               10,800  $    1,080          -  $     -  $    1,620  $       -  $         -   $         -   $     2,700

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on September 24, 2002
  at $0.07 per share        215,000  $   21,500          -  $     -  $   (6,450) $       -  $         -  $          -   $    15,050

Stock issued on
  October 3, 2002
  for sale at $0.08
  per share                  40,000  $    4,000          -  $     -  $     (800) $       -  $         -   $         -   $     3,200

Stock issued on
  October 3, 2002
  for sale at $0.10
  per share                  50,000  $    5,000          -  $     -  $        -  $       -  $         -   $         -   $     5,000

Stock issued on
  October 8, 2002
  for sale at $0.10
  per share                 222,179  $   22,218          -  $     -  $        -  $       -  $         -   $         -   $    22,218

Stock issued on
  October 22, 2002
  for sale at $0.08
  per share                  10,000  $    1,000          -  $     -  $     (200) $       -  $         -   $         -   $       800

Stock issued on
  October 22, 2002 at
  $0.10 per share
  for prepayment on
  natural gas project       500,000  $   50,000          -  $     -  $        -  $       -  $         -   $         -   $    50,000

Deferred costs related
  to natural gas project          -  $        -          -  $     -  $        -  $ (50,000) $         -   $         -   $   (50,000)

                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued on
  October 22, 2002
  for sale at $0.25
  per share in July
  2002                       50,000  $    5,000          -  $    -   $    7,500  $       -  $         -   $         -   $    12,500

Stock issued on
  October 31, 2002
  for sale at $0.10
  per share                  44,000  $    4,400        -    $    -   $        -  $       -  $         -   $         -   $     4,400

Stock issued on
  November 14, 2002
  for sale at $0.01
  per share                 100,000  $   10,000          -  $    -   $   (9,000) $       -  $         -   $         -   $     1,000

Stock issued on
  December 30, 2002
  for sale at $0.10
  per share                 500,000  $   50,000          -  $    -   $        -  $       -  $         -   $         -   $    50,000

Stock issued on
  December 30, 2002
  at $0.50 per share
  on conversion of
  note payable               69,818  $    6,982          -  $    -   $   27,927  $       -  $         -   $         -   $    34,909

Stock issued for
  payment of
  services on
  December 31, 2002
  at $0.12 per share         85,000  $    8,500          -  $    -   $    1,700  $       -  $         -   $         -   $    10,200

Stock issued for
  payment of
  officers' salaries
  and directors' fees
  on December 31, 2002
  at $0.12 per share         25,000  $    2,500          -  $    -   $      500  $       -  $         -   $         -   $     3,000

Private placement
  in December 2002
  For 100,000
  shares of common
  stock to be
  issued                          -  $       --          -  $    -   $        -  $ 100,000  $         -   $         -   $   100,000


                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued for
  officers' salaries
  and directors' fees
  on January 30, 2003
  at $0.10 per share      2,250,000  $  225,000          -  $     -  $       --  $       -  $         -   $         -   $   225,000

Stock issued for
  payment of
  services on
  January 30, 2003
  at $0.10 per share        259,500  $   25,950          -  $     -  $       --  $       -  $         -   $         -   $    25,950

Stock issued on
  February 10, 2003
  for sale at $0.20
  per share                 102,500  $   10,250          -  $     -  $   10,250  $       -  $         -   $         -   $    20,500

Stock issued on
  February 10, 2003
  for payment of
  services at $0.20
  per share                  12,500  $    1,250          -  $     -  $    1,250  $       -  $         -   $         -   $     2,500

Stock issued on
  February 10, 2003
  for sale at $0.25
  per share                  40,000  $    4,000          -  $     -  $    6,000  $       -  $         -   $         -   $    10,000

Stock issued on
  February 10, 2003
  for sale at $0.10
  per share               1,065,000  $  106,500          -  $     -  $       --  $       -  $         -   $         -   $   106,500

Stock issued on
  February 14, 2003
  for sale at $0.10
  per share                  40,000  $    4,000          -  $     -  $       --  $       -  $         -   $         -   $     4,000

Stock issued for
  payment of
  services on
  February 14, 2003
  at $0.18 per share          4,000  $      400          -  $     -  $      320  $       -  $         -   $         -   $       720

Stock issued on
  February 25, 2003
  for sale at $0.10
  per share                 207,500  $   20,750          -  $     -  $       --  $       -  $         -   $         -   $    20,750

Stock issued for
  payment of
  services on
  February 25, 2003
  at $0.08 per share         17,500  $    1,750          -  $     -  $     (350) $       -  $         -   $         -   $     1,400

                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued for
  payment of
  services on
  March 18, 2003 at
  $0.15 per share            32,250  $    3,225          -  $     -  $    1,613  $       -  $         -   $         -   $     4,838

Stock issued for
  payment of
  services on
  March 24, 2003 at
  $0.10 per share            92,995  $    9,300          -   $     - $       --  $       -  $         -   $         -   $     9,300

Stock issued for
  payment of
  services on
  April 15, 2003 at
  $0.08 per share            65,000  $    6,500          -  $     -  $   (1,300) $       -  $         -  $          -   $     5,200

Stock issued on
  May 28, 2003
  for sale
  at $0.10 per share        180,000  $   18,000          -  $     -  $       --  $       -  $         -   $         -   $    18,000

Stock issued on
  June 10, 2003
  for sale
  at $0.10 per share        203,000  $   20,300          -  $     -  $       --  $       -  $         -   $         -   $    20,300

Stock issued for
  payment of
  services on
  June 11, 2003 at
  $0.11 per share            15,000  $    1,500          -  $     -  $      150  $       -  $         -   $         -   $     1,650

Stock issued on
  June 27, 2003
  for sale
  at $0.10 per share        200,000  $   20,000          -  $     -  $        -  $       -  $         -   $         -   $    20,000

Common stock subscribed
  June 30, 2003;
  385,000 shares at
  $0.10 per share                 -  $        -         -   $     -  $        -  $  38,500  $         -   $         -   $    38,500

  Net (Loss) (Restated)           -  $        -         -   $     -  $        -  $       -  $         -   $(1,898,018)  $(1,898,018)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

Balance at June 30,
  2003 (Restated)        47,806,632  $4,780,664          -  $     -  $3,093,261  $(211,500) $(1,739,945)  $(7,668,595)  $(1,746,115)
                        -----------  -----------  --------  -------  ----------- ---------- ------------  ------------  ------------

                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Balance at June 30,
  2003 (Restated)       47,806,632   $4,780,664          -  $     -  $3,093,261  $(211,500) $(1,739,945)  $(7,668,595)  $(1,746,115)

Stock issued on
  July 23, 2003
  for subscription
  prior to June 30
  at $0.10 per share        85,000   $    8,500          -  $     -  $        -  $  (8,500) $         -   $         -   $         -

Stock issued on
  July 23, 2003
  for sale
  at $0.10 per share        18,330   $    1,833          -  $     -  $        -  $       -  $         -   $         -   $     1,833

Stock issued on
  July 29, 2003
  for subscription
  prior to June 30 at
  $0.10 per share           300,000  $   30,000          -  $     -  $        -  $ (30,000) $         -   $         -   $         -

Stock issued on
  July 30, 2003
  for sale
  at $0.10 per share       130,000   $   13,000          -  $     -  $        -  $       -  $         -   $         -   $    13,000

Stock issued on
  August 5, 2003
  for sale
  at $0.0667 per share      20,000   $    2,000          -  $     -  $     (667) $       -  $         -   $         -   $     1,333

Stock issued on
  August 5, 2003
  for sale
  at $0.10 per share        30,000   $    3,000          -  $     -  $        -  $       -  $         -   $         -   $     3,000

Stock issued for
  payment of
  services on
  August 28, 2003 at
  $0.09 per share          150,000   $   15,000          -  $     -  $   (1,500) $       -  $         -   $         -   $    13,500

Stock issued on
  August 28, 2003
  for sale
  at $0.01 per share         8,000   $      800          -  $     -  $     (720) $       -  $         -   $         -   $        80

Stock issued on
  August 28, 2003
  for sale
  at $0.10 per share        80,000   $    8,000          -  $     -  $        -  $       -  $         -   $         -   $     8,000

Stock issued on
  August 28, 2003
  at $0.10 per share
  on conversion of
  note payable             120,000   $   12,000          -  $    -   $        -  $       -  $         -   $         -   $    12,000

                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                            Common Stock         Preferred Stock                              Deficit       Deficit        Total
                      ------------------------  -----------------   Additional                Before        During     Shareholders'
                                                                     Paid-in      Other     Development   Development     Equity
                         Shares      Amount      Shares    Amount    Capital      Items        Stage         Stage       (Deficit)
                      -----------  -----------  --------  -------  -----------  ----------  ------------  ------------  ------------
Treasury Stock issued
  for subscription,
  20,000 shares issued
  on December 5 at
  $0.25 per share                -   $        -         -   $     -  $        -  $     200  $         -   $         -   $       200

Treasury Stock,
  4,000 shares issued
  on December 5 at
  $0.25 per share                -   $        -         -   $     -  $        -  $   1,040  $         -   $         -   $     1,040

Treasury Stock issued
  for subscription,
  8,000 shares issued
  on December 5 at
  $0.24 per share                -   $        -         -   $     -  $        -  $     160  $         -   $         -   $       160

Treasury Stock, at cost
  for services
  368,000 shares issued
  on December 5 at
  $0.26-$0.27 per share          -   $        -         -   $     -  $        -  $   92,980   $       -   $         -   $    92,980

Stock issued on
  December 16, 2003
  for sale
  at $0.10 per share        20,000   $    2,000         -   $     -  $        -  $        -   $       -   $         -   $     2,000

Treasury Stock, at cost
  for services
  532,700 shares issued
  on December 17 at
  $0.27 per share                -   $        -         -   $     -  $        -   $ 143,829   $       -   $         -   $   143,829

Stock issued on
  December 17, 2003
  for sale
  at $0.10 per share        10,000   $    1,000          -  $     -  $        -   $       -   $       -   $         -   $     1,000

Stock issued for
  payment of
  services on
  December 17, 2003
  at $0.07 per share       657,300   $   65,730          -  $     -  $  (19,719)  $       -   $       -   $         -   $    46,011

Stock issued for
  payment of officers'
  salaries and
  directors' fees on
  December 17, 2003
  at $0.07 per share     1,500,000   $  150,000         -   $     -  $  (45,000)  $       -   $       -   $         -   $   105,000

Stock issued for
  payment of royalty
  on natural gas project
  December 18, 2003
  at $0.06 per share    25,000,000   $2,500,000          -  $     -  $(1,000,000) $       -   $       -   $         -   $ 1,500,000

Stock issued for
  payment of
  services on
  December 18, 2003
  at $0.06 per share       162,500   $   16,250          -  $     -  $   (6,500)  $       -   $       -   $         -   $     9,750


                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                          Accumulated    Accumulated
                          Common Stock         Preferred Stock                              Deficit        Deficit        Total
                    ------------------------  -----------------   Additional                Before         During      Shareholders'
                                                                   Paid-in      Other     Development    Development      Equity
                       Shares      Amount      Shares    Amount    Capital      Items        Stage         Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------

Stock issued on
  January 13, 2004
for sale
at $0.10 per share    65,000   $    6,500         -   $     -  $        -   $       -   $         -   $          -   $     6,500

Stock issued on
  January 15, 2004
for sale
at $0.10 per share   100,000   $   10,000         -   $     -  $        -   $       -   $         -   $          -   $    10,000

Stock issued on
  January 15, 2004
for sale
at $0.15 per share    10,000   $    1,000         -   $     -  $      500   $       -   $         -   $          -   $     1,500

Stock issued on
  January 15, 2004
for subscription
prior to December 31,
2003 at $0.10 per
share                 50,000   $    5,000         -   $     -  $        -   $  (5,000)  $         -   $          -   $         -

Stock issued on
  January 20, 2004
for sale
at $0.12 per share   100,000   $   10,000         -   $     -  $    2,000   $       -   $         -   $          -   $    12,000

Stock issued on
  January 27, 2004
for sale
at $0.12 per share    28,000   $    2,800         -   $     -  $      560   $       -   $         -   $          -   $     3,360

Stock issued on
  January 27, 2004
for sale
at $0.15 per share    10,000   $    1,000         -   $     -  $      500   $       -   $         -   $          -   $     1,500

Stock issued on
  January 29, 2004
for sale
at $0.25 per share    20,000   $    2,000         -   $     -  $    3,000   $       -   $         -   $          -   $     5,000

Stock issued on
  January 29, 2004
for sale
at $0.12 per share    10,000   $    1,000         -   $     -  $      200   $       -   $         -   $          -   $     1,200

Stock issued on
  January 30, 2004
for sale
at $0.0667 per
share                375,000   $   37,500         -   $     -  $  (12,500)  $       -   $         -   $          -   $    25,000

Stock issued on
  January 30, 2004
for sale
at $0.10 per share    75,000   $    7,500         -   $     -  $        -   $       -   $         -   $          -   $     7,500


                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                          Accumulated    Accumulated
                          Common Stock         Preferred Stock                              Deficit        Deficit        Total
                    ------------------------  -----------------   Additional                Before         During      Shareholders'
                                                                   Paid-in      Other     Development    Development      Equity
                       Shares      Amount      Shares    Amount    Capital      Items        Stage         Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------
Discount on
  February 3, 2004 for
convertible note           -   $        -         -   $     -  $  100,000   $       -   $         -   $          -   $   100,000

Stock issued on
  February 6, 2004
for sale
at $0.25 per share    45,000   $    4,500         -   $     -  $    6,750   $       -   $         -   $          -   $    11,250

Stock issued on
  February 10, 2004
for sale
at $0.20 per share    20,000   $    2,000         -   $     -  $    2,000   $       -   $         -   $          -   $     4,000

Stock issued on
  February 10, 2004
for sale
at $0.30 per share    10,000   $    1,000         -   $     -  $    2,000   $       -   $         -   $          -   $     3,000

Stock issued on
  February 10, 2004
for services
rendered at $0.51
per share             15,625   $    1,563         -   $     -  $    6,406   $       -   $         -   $          -   $     7,969

Stock issued on
  February 10, 2004
for services
rendered, at
$0.51 per share      930,000   $   93,000         -   $     -  $  381,300   $       -   $         -   $          -   $   474,300

Stock issued on
  February 13, 2004
for sale
at $0.225 per share   20,000   $    2,000         -   $     -  $    2,500   $       -   $         -   $          -   $     4,500

Stock issued on
  February 13, 2004
for sale
at $0.325 per share   75,000   $    7,500         -   $     -  $   16,875   $       -   $         -   $          -   $    24,375

Stock issued on
  February 13, 2004
for sale
at $0.30 per share    23,000   $    2,300         -   $     -  $    4,600   $       -   $         -   $          -   $     6,900

Stock issued on
  February 13, 2004
for services
rendered, at
$0.52 per share       15,000   $    1,500         -   $     -  $    6,300   $       -   $         -   $          -   $     7,800


                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                          Accumulated    Accumulated
                          Common Stock         Preferred Stock                              Deficit        Deficit        Total
                    ------------------------  -----------------   Additional                Before         During      Shareholders'
                                                                   Paid-in      Other     Development    Development      Equity
                       Shares      Amount      Shares    Amount    Capital      Items        Stage         Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------
Stock issued on
  February 19, 2004
for sale
at $0.10 per share    40,000   $    4,000         -   $     -  $      400   $       -   $         -   $          -   $     4,400

Stock issued on
  February 19, 2004
for private
placement subscribed
in August 2002 at
$1.00 per share      100,000   $   10,000         -   $     -  $   90,000   $(100,000)  $         -   $          -   $         -

Stock issued on
  February 25, 2004
for sale
at $0.325 per share  118,138   $   11,814         -   $     -  $   26,581   $       -   $         -   $          -   $    38,395

Stock issued on
  February 25, 2004
for services
rendered at
$0.60 per share      530,000   $   53,000         -   $     -  $  265,000   $       -   $         -   $          -   $   318,000

Stock issued on
  February 25, 2004
for services
rendered at
$0.60 per share      38,462   $    3,846         -   $     -  $   19,231   $       -   $         -   $          -   $    23,077

Stock issued on
  February 25, 2004
for sale
at $0.50 per
share              1,124,334   $  112,433         -   $     -  $  449,734   $       -   $         -   $          -   $   562,167

Stock issued on
  February 26, 2004
for services
rendered at
$0.50 per share       61,000   $    6,100         -   $     -  $   24,400   $       -   $         -   $          -   $    30,500

Stock issued on
  February 26, 2004
for sale
at $0.325 per share  136,538   $   13,654         -   $     -  $   30,721   $       -   $         -   $          -   $    44,375

Stock issued on
  February 26, 2004
for sale
at $0.50 per
share                100,000   $   10,000         -   $     -  $   40,000   $       -   $         -   $          -   $    50,000

Stock issued on
  March 2, 2004
for sale
at $0.50 per
share                539,000   $   53,900         -   $     -  $  215,600   $       -   $         -   $          -   $   269,500


                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                          Accumulated    Accumulated
                          Common Stock         Preferred Stock                              Deficit        Deficit        Total
                    ------------------------  -----------------   Additional                Before         During      Shareholders'
                                                                   Paid-in      Other     Development    Development      Equity
                       Shares      Amount      Shares    Amount    Capital      Items        Stage          Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------
Stock issued on
  March 2, 2004
for sale
at $0.4989 per
share                 14,000   $    1,400         -   $     -  $    5,585   $       -   $         -   $          -   $     6,985

Stock issued on
  March 3, 2004
for services
rendered at
$0.50 per share       27,650   $    2,765         -   $     -  $   11,060   $       -   $         -   $          -   $    13,825

Stock issued on
  March 3, 2004
for services
rendered at
$0.63 per share       35,000   $    3,500         -   $     -  $   18,550   $       -   $         -   $          -   $    22,050

Stock issued on
  March 3, 2004
for sale
at $0.325 per
share                 10,000   $    1,000         -   $     -  $    2,250   $       -   $         -   $          -   $     3,250

Treasury stock,
at cost, 100,000
shares repurchased
on March 8, 2004           -   $        -         -   $     -  $        -   $(100,000)  $         -   $          -   $  (100,000)

Stock issued on
  March 11, 2004
for sale
at $0.325 per
share                 10,000   $    1,000         -   $     -  $    2,250   $       -   $         -   $          -   $     3,250

Stock issued on
  March 11, 2004
for collateral of
loan, at fair
value of $0.55
per share          1,000,000   $  100,000         -   $     -  $  150,000   $(250,000)  $         -   $          -   $         -

Stock issued
  for services
rendered at
market value of
February 27,
2004 at $0.49
per share              6,122   $      612         -   $     -  $    2,388   $       -   $         -   $          -   $     3,000



                            The accompanying notes form an integral part of these unaudited financial statements.




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO MARCH 31, 2004 (CONTINUED)

                                                                                          Accumulated    Accumulated
                          Common Stock         Preferred Stock                              Deficit        Deficit        Total
                    ------------------------  -----------------   Additional                Before         During      Shareholders'
                                                                   Paid-in      Other     Development    Development      Equity
                       Shares      Amount      Shares    Amount    Capital      Items        Stage          Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------
Stock issued on
  March 26, 2004
for sale
at $0.35 per
share                100,000   $   10,000         -   $     -  $    25,000  $       -   $         -   $          -   $    35,000

Common stock
  subscribed
  March 31, 2004
  restricted shares          -   $        -         -   $     -  $         -  $ 195,625   $         -   $          -   $   195,625


       Net (Loss)            -   $        -         -   $     -  $         -  $       -   $         -   $ (2,340,344)  $(2,340,344)

                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------

Balance at
  March 31, 2004
  (Unaudited)        88,599,614  $ 8,859,961         -  $     -  $ 3,892,293 $(2,008,375) $(1,739,945) $ (10,008,939)  $(1,005,005)
                    ===========  ===========  ========  =======  ===========  ==========  ============ ==============  ============

                            The accompanying notes form an integral part of these unaudited financial statements.

                                                                22

                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                          INCREASE (DECREASE) IN CASH
                                                 (Unaudited)

                                                                                                       For the Period
                                                                                                        July 1, 1993
                                                                                                       (inception of
                                                                      For The Nine Months Ended         development
                                                                     ----------------------------        stage) to
                                                                       March 31       March 31           March 31,
                                                                         2004           2003                2004
                                                                                                        (Restated)
                                                                     -------------  -------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

    NET LOSS                                                         $ (2,340,344)  $ (1,283,865)      $(10,008,939)
                                                                     -------------  -------------      -------------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

      Stock issued for services performed                               1,086,782        382,057          3,967,868
      Loss on impairment of land and assets                                    --             --            277,356
      Non-cash treasury stock                                             176,799             --            176,799
      Non-cash compensation and promotion                                      --             --             83,960
      Expenses paid by a reduction of loan commitment fee                      --             --             30,000
      Depreciation                                                          3,225            883              6,820
      Net transfer of assets and liabilities to
        fellow subsidiary                                                      --             --           (381,161)

    CHANGES IN ASSETS (LIABILITIES):
      (INCREASE) DECREASE IN ASSETS:
         Prepaid expenses and other receivables                            43,174        (63,180)                --
         Prepaid income taxes                                                  --             --               (910)
         Interest receivable from majority stockholder                    (20,242)       (20,250)           (77,301)


      INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                           (346,531)       282,439          1,735,544
         Accrued interest payable                                         (30,332)         4,297            (99,307)
                                                                     -------------  -------------       ------------

           Total adjustments                                             (912,875)       606,496          5,719,668
                                                                     -------------  -------------       ------------

           Net cash used in operating activities                       (1,427,469)      (677,369)        (4,289,271)
                                                                     -------------  -------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Due from related party                                                (75,000)       376,395            (75,000)
    Capitalized land development costs                                         --             --           (181,877)
    Refundable loan commitment fee                                             --             --            (30,000)
    Purchase of furniture and equipment                                    (6,598)       (13,122)           (35,879)
    Purchase of land                                                           --             --             (4,620)
                                                                     -------------  -------------       ------------

           Net cash used in investing activities                          (81,598)       363,273           (327,376)
                                                                     -------------  -------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                              1,549,053        263,567          3,179,078
    Proceeds from notes payable                                           542,000         34,909          1,687,767
    Proceeds from private placement and common stock subscribed           195,420        100,000            333,920
    Proceeds from mortgage                                                     --             --            178,750
    Advances from related parties                                              --             --             22,442
    Repayment of convertible notes payable                                (11,000)       (17,000)           (45,000)
    Advances to majority stockholder                                      109,410             --            444,218
    Repayments to majority stockholder                                   (320,152)            --           (605,962)
                                                                     -------------  -------------       ------------

           Net cash provided by financing activities                    2,064,731        361,226          5,195,213
                                                                     -------------  -------------       ------------

NET INCREASE/(DECREASE) IN CASH                                      $    555,664   $     47,130        $   578,566

CASH - BEGINNING OF PERIOD                                           $     22,902   $        (22)       $        --
                                                                     -------------  -------------       ------------

CASH - END OF PERIOD                                                 $    578,566   $     47,108        $   578,566
                                                                     =============  =============       ============

The accompanying notes form an integral part of these unaudited financial statements.

                                                 23

                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                          INCREASE (DECREASE) IN CASH
                                                  (Unaudited)

                                                                                                       For the Period
                                                                                                        July 1, 1993
                                                                                                       (inception of
                                                                      For The Nine Months Ended         development
                                                                     ----------------------------        stage) to
                                                                        March 31       March 31           March 31,
                                                                          2004           2003               2004
                                                                                                         (Restated)
                                                                     -------------  -------------       ------------

SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                    $     30,896    $    53,567        $    331,424
                                                                     =============  =============       =============

    Income taxes paid                                                $         --    $        --        $      7,073
                                                                     =============  =============       =============

SUPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Assumption of debt in connection with the acquisition
      of land held for development                                   $         --    $        --        $    873,000
                                                                     =============  =============       =============

    Common stock issued for purchase of land                         $         --    $        --        $    500,000
                                                                     =============  =============       =============

    Issuance of stock as collateral                                  $    250,000    $        --        $    550,000
                                                                     =============  =============       =============

    Common stock issued for payment of accounts payable              $         --    $        --        $    154,916
                                                                     =============  =============       =============

    Officer loans forgiven on transfer to fellow subsidiary          $         --    $        --        $     65,500
                                                                     =============  =============       =============

    Common stock issued for note receivable                          $  1,500,000    $        --        $  1,550,000
                                                                     =============  =============       =============

The accompanying notes form an integral part of these unaudited financial statements.

                                                24.


                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                                 March 31, 2004
                               ------------------

1.       Description of Business and Nature of Operations:
         -------------------------------------------------

         Indigenous Global Development Corporation ("IGDC" or the "Company"), is engaged in the business of providing strategy, financial and investment tools to help deliver economic development, education, empowerment and financial self-sufficiency for Native Americans across the U.S. and indigenous people worldwide. To reach these objectives the companies focus is on investment financing in Indian Country, sales of Canadian First Nations natural gas in the U.S., work to develop and acquire power plant projects and efforts to develop programs to provide lower cost pharmaceuticals to Native American communities throughout the U.S.

         The Company began with the incorporation of the United Native Depository Corporation ("UNDC") in July 2000 on the Navajo Reservation. UNDC is a financial holding company organized under the laws of the jurisdiction of the Navajo Nation. UNDC is 100 percent owned by Native American members whose objective is to increase the economic well being of Native Americans and indigenous people worldwide. Mr. Deni Leonard is the company's Chairman and CEO and is the principal and controlling shareholder of UNDC

         In May 2001, United Native Depository Corporation entered into negotiations to purchase a company named the Focal Corporation. The Focal Corporation shell was acquired in May 2001 but its projects and staff went to a spin off company named the Superior Companies in that same month. In May 2002, the Focal Corporation name was changed to Indigenous Global Development Corporation to reflect the significant change in the company's character and strategic focus.

         Today, Indigenous Global Development Corporation is the first Native American majority owned public corporation and is incorporated in the State of Utah. The majority of shares are owned by United Native Depository Corporation ("UNDC"), a Navajo Nation Corporation. This ownership is the first majority owned public company by an American Indian entity within the United States.

         RECLASSIFICATION
         Certain reclassifications for the prior periods have been made to conform to current year presentation.


2.       Basis of Presentation:
         ----------------------

         These condensed financial statements have been prepared by the Company without audit. In the opinion of Management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Indigenous Global Development Corporation as of March 31, 2004, the results of its operations, changes in equity and cash flows for the periods ended March 31, 2004 and 2003, and for the period from inception of the development stage, July 1, 1993 to March 31, 2004.

         The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10 - KSB for the year ended June 30, 2003.

         These financial statements have been prepared on the going concern basis. Management has cancelled the contract of sale with the automotive transmission repair company due to the repair company's failure of proper provision of financial records, which prevented IGDC from appropriate investigation into the repair company (See note 5. below). IGDC has been dependent on majority stockholder and private financing to fund its day-to-day cash requirements. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and the funding noted above, or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is Management's objective to seek additional capital and funding sources to finance its future operations.

3.       Common Stock:
         -------------

         During the three months ended March 31, 2004, the Company (i) issued 1,658,859 shares of restricted common stock at fair value of $900,521 as payment for services rendered, (ii) issued 50,000 shares subscribed for prior to December 31, 2003, and (iii) issued 3,178,010 shares sold for $1,144,907.

         During the third quarter the Company issued 162,500 shares, which were inadvertently not issued in December of 2003 for services rendered in 2003 at a FMV price of $.06/share. The Company sold, in exchange of a note, 25 million shares for $1.5 million to FIDC, an affiliated company. The note is to be paid by royalty payments expected from the revenue of the company's natural gas project. The shares were inadvertently not issued in December of 2003.

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


5.       Notes Payable:
         --------------

         In October 2003, a note of $500,000 was executed upon the consummation of acquiring a 25% interest in an automotive transmission repair facility (the "seller") which was structured as follows: phase one, 25% interest; phase two 50% interest; phase three 100% interest. The $500,000 note has been carried by the seller. Terms of the $500,000 note for the phase one purchase specified that $200,000 be applied as a down payment towards phase two. Due to certain non performance by the seller, the Company was authorized by a board resolution dated February 20, 2004 to rescind the purchase agreement in its entirety. The Company has obtained opinion from outside counsel that concluded that the board resolution is in proper form and the action taken by the board is legal. As a result of the rescinded purchase agreement, the Company's net obligation to the seller as of March 31, 2004 is $300,000. The interest rate is 10% per annum and the entire principal and interest will be due in full October 2006.

         The Company received a loan of $250,000 in February, promising to pay the principal of $250,000 from net proceeds that FIDC's will receive from its natural gas sales plus an additional $250,000 of interest. Interest expense is to be amortized over the term of the note. This loan is secured by net profits from FIDC's natural gas sales and 1,000,000 shares of the Company as collateral, which were issued and are currently held by the note holder.

         The Company had a loan of $100,000 in February. The repayment of this loan will be made from net profits of natural gas sales and will be repaid by September 30, 2004, along with interest of $100,000. The Company has an option to repay in unrestricted treasury stock in case the $200,000 repayment is not completed by the due date within five business days.


6.       Due to Majority Stockholder:
         ----------------------------

         The amount due is unsecured and relates to net advances from the majority stockholder, UNDC, it also includes a receivable net of a payable to finance the operations of the Company. Of the amount due, $310,000 relates to unsecured notes payable, bearing interest at 12% per annum and payable on or before June 30, 2004. The remaining balance comprises a general advance account with bear interest at 6% per annum and is repayable on demand.


7.       Due to Related Parties:
         -----------------------

         The amounts due are unsecured, interest-free and are repayable on demand.


8.       Treasury Stock:
         ---------------

         The Company has repurchased 100,000 unrestricted registered shares from a shareholder for the original purchase price of $1 per share. Treasury stock is issued using the first in first out method (FIFO) and any potential loss on the exchange is expensed.

9.       Restatement of prior year financial information:
         ------------------------------------------------

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

                                                                      Year Ended
                                                                    June 30, 2003
                                                        --------------------------------------
                                                                                    Change
                                                                                   Increase
                                                          Restated     Original   (Decrease)
                                                        ------------ ------------ ------------
         Net (Loss)                                     $(1,898,018) $(1,464,840) $  (433,178)

                                                             For the Period July 1, 1993
                                                           (inception of development stage)
                                                                 to December 31, 2003
                                                        --------------------------------------
                                                                                    Change
                                                                                   Increase
                                                          Restated     Original   (Decrease)
                                                        ------------ ------------ ------------
         General, selling and administrative expenses   $ 3,387,414  $ 2,954,236  $   433,178
         Net (Loss)                                     $(8,627,367) $(8,194,189) $  (433,178)


10.      Restatement of prior quarter financial information:
         ---------------------------------------------------

         The Company issued 162,500 shares in December of 2003 for services rendered in second quarter of 2003 at a FMV price of $.06/share. These shares were never recorded. The Company also issued 25,000,000 shares to its affiliate, First Indigenous Depository Company ("FIDC"). The Company will restate the December 31, 2003 10-QSB Filing of which the effect is described below:

                                                     As of December 31, 2003
                                                     -----------------------
                                                                                   Change
                                                                                  Increase
                                             Restated          Original          (Decrease)
                                            -----------       -----------       ------------
         Common Stock                       $8,259,674        $5,743,424        $ 2,516,250
         Additional Paid-in Capital         $1,990,552        $2,997,052        $(1,006,500)
         Receivable from holding company    $1,500,000        $       --        $ 1,500,000

                                                     Six months ended December 31, 2003
                                                     ----------------------------------
                                                                                    Change
                                                                                   Increase
                                              Restated          Original          (Decrease)
                                            -----------       -----------       ------------

         Consulting and Management Services $  206,012        $  196,262        $     9,750

         The Company incorrectly stated the amount of stock issued for services performed and proceeds from issuance of common stock in the December
         31, 2003 10-QSB filing. The effect is described below:
                                                     Six months ended December 31, 2003
                                                     ----------------------------------
                                                                                  Change
                                                                                 Increase
                                                  Restated       Original       (Decrease)
                                                  --------       --------       ----------

         Stock issued for services performed     $ 186,261      $ 395,310       $ (209,049)
         Proceeds from issuance of common stock  $ 380,972      $ 171,923       $  209,049

11.      Subsequent Events:
         ------------------

         In the subsequent period the Company issued 150,000 shares for consulting services at market value.

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

IGDC as a Native American majority owned company has many advantages over a traditional company. As a tribal recognized company the advantages include no state and federal taxes on certain projects, quicker permitting of power plants projects, access to tribal natural resources, access to lower cost capital and Federal sales set asides programs.

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

Advantages Available to Native Owned Companies

Many advantages are available to Indian owned businesses that are not available to the public. These advantages amount to a substantial savings for project financing. American Indian based projects located on reservation property can have these advantages within the power business:

     1) PERMITTING

        The Tribal Nations have the authority to permit power plants within 15-30 days that are 50 Megawatts or smaller. This advantage is substantial when compared to a non-reservation based project that will require at least 18-24 months of process work and at least 3-5 million dollars in costs.

     2) ENVIRONMENTAL ASSESSMENT

        The Tribal Governments also have a unique relationship with the federal government relative to environmental assessment. This process can be permitted by the Tribe and approved by the Bureau of Indian Affairs. This process can take 15% of the time of a general environmental review by the state governments.

     3) RESERVATION BASED SITES

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

     4) ACCESS TO WATER

        The Tribal governments have water rights within the boundary of the reservations. These rights are related to the Treaties signed between the United States and the Indian Tribal Nations. The water is controlled by the Tribal government and is available to the industrial sites for power plants.

     5) NATURAL GAS SUPPLY

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

     6) TAX AVOIDANCE

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

     7) FEDERAL PROCUREMENT CONTRACTS

        The Federal Government has a program that sets aside approximately 4,000 megawatts of power sales contracts for minority companies. This will be a primary advantage during times when the power sales are diminished and the costs are escalating.

     8) COMMUNITY REINVESTMENT ACT ("CRA") EQUITY AND DEBT

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

     9) HUB ZONE PROGRAMS

        Tribal areas are designated as HUB Zones and are therefore eligible for federal contributions from the federal government when a major contractor subcontracts with an American Indian business. The Federal Government will contribute up to 5% of the contract amount back to the subcontractor as an incentive to the major contractor.

    10) RESERVATION BASED NATURAL GAS PIPELINES

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

    11) RESERVATION BASED TRANSMISSION LINES

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

    12) ACCESS TO TRIBAL NATURAL GAS

        Tribes in the United States and Canada recognize Indian Corporations both on and off the reservation. Therefore, the Company energy projects are expected to have access to Tribal natural gas and thus should be able to economically benefit from negotiated reduced costs.

    13) ACCESS TO COMMUNITY REINVESTMENT ACT CAPITAL

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

    14) ACCESS TO FEDERAL POWER SALES SET ASIDES FOR MINORITY FIRMS

        The federal government has a national set aside program for minority firms that have the capacity to provide energy to federal facilities, both military and general government. This program has up to 4,000 megawatts of power sale potential nationwide. The Company is qualified as a minority firm and therefore is eligible for this federal program.

        Using these advantages, its immediate strategy in calendar year 2004 is to focus on the development and delivery of goods and services in two focus areas - energy development and tribal finance.

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

IGDC's strategy is to use TRC to concurrently work with its energy partners, provide technical assistance on its natural gas negotiations, marketing and sales efforts and to facilitate the acquisition of a LOI for a power project. The natural gas sales are projected to provide revenue of $40,000 to $175,000 per day once started. This revenue stream will provide additional capital for IGDC's energy projects, for its day-to-day operations and to provide funding for its other projects.

In January 2004, IGDC announced the signing of a letter of intent of intent with Mag Power Japan Corporation Ltd. to be the exclusive distributor of Mag Power's innovative electrical power generation products in the Western Hemisphere.

In March 2004, IGDC announced the signing of an agreement with Cree Energy, LP to buy and sell Canadian First Nations natural gas in the United States.

     1) Natural Gas Program

        As a majority owned Native American company, IGDC can use the above advantages to help it with its energy development program. In the natural gas segment, it is concentrating on completing existing contracts with several Canadian tribal nations to buy and deliver Canadian natural gas to the United States markets for the next 25 years. That work includes developing and completing joint ventures and acquisitions with companies in natural gas exploration, marketing and natural gas delivery to help the Company deliver Canadian natural gas to the U.S. Management intends to subcontract the portions of this work to qualified natural gas professionals. IGDC expects to obtain the natural gas at a significant discount to the United States spot market rate for natural gas.

        In March 2004, Indigenous Global announced the signing of an agreement with Cree Energy, LP to buy and sell Canadian First Nations natural gas in the United States. These contracts are for up to 10 years and include the ability to expand the volume of natural gas bought and shipped from Canada to the U.S. This contract is one of several contracts IGDC is working on securing within the next few months to receive First Nations natural gas at a significant discount. IGDC began shipping Canadian First Nations natural gas into the U.S. in late April.

        In its first year the company is expecting to increase the amounts of natural gas purchased and sold up to nine-fold each quarter reaching revenues from $78 to $300 million in the first full year of natural gas sales.

     2) Peaker and Baseload Plant Program

        Natural gas is the major expense to run a gas-fired co-generation electric power plant (75 percent of the total cost). With a reliable and discounted rate on natural gas, IGDC is also focusing its efforts on acquiring and managing gas-fired electric power plants in the Western States ranging from 43 to 280 megawatts.

        This will includes plants on tribal native and non-native lands. The work to complete in this area includes securing power purchase agreements, development financing, obtaining needed approvals and acquisition of selected projects.

        As a tribal recognized company IGDC's advantages include no state and federal taxes on certain projects, quicker permitting of power plants projects, access to tribal natural resources, access to lower cost capital and Federal sales set asides programs.

        Using these advantages, IGDC's strategy is to focus on developing up to five 43 megawatt (MW) Peaker plant projects and five 49.5 MW base load power plants on Native American owned land within the next five years.

        The immediate activities include work to secure a power purchase agreement, Obtain funding for the first Peaker plant and hire additional energy and sales staff. The negotiations for a power purchase agreement with a large power use customer are close to completion. The first power purchase agreement is for electrical energy from a proposed 43 MW Peaker Plant in California. The turbine for the first Peaker plant is available at a discounted price and a development team is working on the site plans. The power purchase agreement should be complete by mid to late 2004.


     3) Mag Power Renewable Energy Program

        In January 2004, Indigenous Global Development Corporation announced the signing of a letter of intent with Mag Power Japan Corporation, Ltd. to be the exclusive distributor of Mag Power's innovative electrical power generation products in the Western Hemisphere. . A joint development contract is expected to be completed in the second quarter of 2004 and will allow Indigenous Global to assemble, manufacture the Mag Power products on Native American reservation lands for marketing and distribution in the Western Hemisphere for five years with a five-year renewable option.

        The Mag Power program includes two products. The first is the Magnetic Accelerator Electric Generator that uses is an innovative invention that uses an enclosed wind box turbine and magnet technology to generate low cost renewable energy electricity. The second product is the Micro Turbine Technology which is a revolutionary Double Rotor System that provides approximately twice the amount of energy previously offered by other wind turbine generators. This enables considerable energy savings to customers and promotes environmentally friendly renewable energy practices.

        The new wind energy generators come in one, thirteen and fifty kilowatt units and can be placed directly on the home, office or business structure. This energy source will have reduced fuel costs. Once the Mag Power units are assembled and manufactured on Native American tribal reservation lands, the units will then be marketed and installed using a franchise program for the U.S. and the Americas. The first micro-turbine model installation was in April. The franchise program design and sales of the products should begin in the fall of 2004.

Tribal Financing and Its Other Programs
---------------------------------------

     1) IGDC Mortgage Group Formed

        IGDC formed a new subsidiary, IGDC Mortgage Group to assist Native American Tribes pre-qualify for home mortgage loans and provide them with low-monthly payments. The mortgage group is working with the Housing and Urban Development department and its Office of Native American Programs to jointly develop and finance large housing projects with Native American tribes. IGDC obtained its corporate brokers license certificate in February 2004 and can now work directly with financing firms.

        The mortgage group began presenting its low cost mortgage program to California tribes in the late 2003. It is negotiating a source for low cost pre-fabricated housing for its Native Housing program and will set up a prefabricated housing program at its newly acquired warehousing facility in the fall of 2004. The prefabricated housing facility will also include a Native American youth training program as it moves forward to build homes for Native tribes in California. The housing projects are expected to begin in mid to late 2004 and include 165 homes and two schools for a total projected IGDC Mortgage Group portfolio of $20 to 30 million in 2004 and 2005.


     2) Pharmaceutical Program

        IGDC is currently in negotiations with the Confederated Tribes of Warm Springs Reservation of Oregon to incorporate the NETPHARMX Corporation this year as a 75 percent owner of the company. The goal of NETPHARMX, a Global Healthcare Corporation subsidiary of IGDC, is to provide healthcare products and services to Native American health centers across the U.S. at up to 50 percent below market prices. The company will be a joint venture between IGDC and a biotechnology firm, Endocrine Technologies, Inc., to integrate both companies into a single pharmaceutical, manufacturing and distribution company to help it provide pharmaceuticals for the $2.5 billion annual Indian Health Services market. Its plans include expansion of distribution of the pharmaceuticals to Hispanic and Black health centers.

        Its main offices will be in Tacoma, Washington to provide investment opportunities and jobs for Washington Native American tribes and substantial tax savings for NETPHARMX. The company is also working on obtaining funding for a replicable diabetes detection and diagnosis program for Native American tribes on the West Coast.

Other Recent Developments
-------------------------

     1) 506 Limited Offering Memorandum Completed

        IGDC opened a 506-limited offering memorandum which will offer for sale to "accredited investors" up to 3,000,000 units, each consisting of one share of common stock and one common stock purchase warrant at an offering price of $.50 per unit. Each warrant will entitle the holder to purchase one share of common stock at a price of $1 per share on or before June 30, 2004. From this Limited Offering Memorandum IGDC projects to raise approximately $900,000 in operating capital for payment of existing liabilities, corporate working capital which includes legal and accounting services, office, salary and administrative expenses and to finance project development (primarily to help with the shipment of natural gas). As of the date of this filing no units have been sold.


     2) Office Expansion and Staff Additions

        IGDC's expansion includes an anticipated first overseas office in Tokyo, Japan in May or June. This office opening allows IGDC to make room for new staff and its planned expansion of its Mag Power electric generator and wind turbine program and its Kyosemi spherical solar cell sales renewable energy programs.

        IGDC also added additional consulting staff to help it deliver on its business model. The new staff additions are in finance, sales, energy, housing and administration to bring the total number of full-time, contract and part-time employees to 16.


Given these accomplishments, IGDC's key business objective for 2004 include:

a) Energy Program

     1) Natural Gas
        - Completion of additional contracts to acquire and ship Canadian First Nations natural gas to the U.S.
        - Acquisition of and Joint Ventures with natural gas companies to ensure cost savings and uninterrupted sales of Canadian natural gas for the next 25 years.
        - Complete power purchase and gas sales agreements.
        - Deliver Canadian First Nations natural gas to U.S. Markets.

     2) Gas Fired Power Plant Projects
        - Complete power purchase agreements
        - Obtain funding for first Peaker Plant project
        - Hire energy and sales staff
        - Acquire and begin construction on first 43 MW Peaker Plant Project
        - Obtain funding for first 49.5 MW Baseload Plant

     3) Mag Power
        - Complete Joint Venture agreement between IGDC and Mag Power Japan
        - Complete negotiations and set up first reservation manufacturing facility of the Mag Power electrical unit
        - Develop franchise network and distribution model for the Mag Power units
        - Begin selling the Mag Power units to business and home markets

b) Tribal Finance

     1) IGDC Mortgage Group
        - Complete Joint Venture agreements with financial/housing partners
        - Begin first two housing projects
        - Begin work on pre-manufactured housing training facility


     2) Pharmaceutical Program
        - Submit proposal for diabetes detection and diagnosis program

Item 3.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2004. Based upon that evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

The following is a summary of the pending legal matters:

Bryson v Deni et al.
This case arises out of a claim against the company and its officers and directors for failure to pay a promissory note. Among plaintiff's allegations are causes of action for breach of contract, conspiracy, fraud, intentional misrepresentation, negligent misrepresentation and punitive damages. As of March 16, 2004, plaintiff claimed that she is owed $72,534.50 in principal, interest and attorney's fees. IGDC is being defended by counsel in San Francisco Superior Court.

Burbank v IGDC
On October 27, 2003, plaintiff Burbank won an award of back wages before the California Labor Commissioner in the amount of $56,250.57. The award plus interest remains an unpaid liability of the Company.

Cibener v United Native Depository Corporation et al.
This is an action for legal fees by a law firm that previously represented the Company. As of January, 2004, plaintiffs seek $433,178.31. The case is pending in Los Angeles Superior Court and the Company is represented by Counsel.

Daiza v IGDC
This is a wrongful termination action by a prior employee. No trial date is set, and the Company is represented by Counsel. Plaintiff seeks an unstated amount of compensatory and punitive damages.

Sqaur Milner v IGDC
The judgment in this case has been satisfied.

Item 2. Changes in Securities.
------------------------------

During the three months ended March 31, 2004, the Company (i) issued 1,658,859 shares of restricted common stock at fair value of $884,475 as payment for services rendered, (ii) issued 50,000 shares subscribed for prior to December 31, 2003, and (iii) issued 3,178,010 shares sold for $1,144,907. In the prior quarter the Company issued 25,000,000 shares to First Indigenous Depository Company ("FIDC") for the royalty payment of the net profit from IGDC's natural gas project. FIDC was founded in February 2004 in the Confederated Tribes of the Warm Springs Reservation of Oregon as an IGDC's holding company.

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

     No reports on Form 8-K.

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  April 30, 2004               INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer