Form 10KSB
period 2004-06-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2004-10-14
CIK 915461

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $12,888,612 based upon the average of the last available bid and asked price of the Common Stock of $0.35 as of June 30, 2004.

The number of shares outstanding of the registrant's Common Stock. $0.10 par value per share, was 90,533,898 as of September 24, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
     -----------------------------------------------------------------------
ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS. FUTURE ECONOMIC. COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED T0 SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE. ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE. THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS. WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

ITEM 1. DESCRIPTION OF BUSINESS.

Indigenous Global Development Corporation (hereinafter, "IGDC" or the "Company") is engaged in the business of providing strategy, financial and investment tools to deliver economic development, empowerment and financial self-sufficiency for Native Americans across the U.S. and indigenous people worldwide. To reach these objectives the Company's focus is on investment financing in Indian Country, sales of Canadian First Nations natural gas in the U.S., work to develop and acquire power plant projects and efforts to develop programs to provide lower cost healthcare to Native American communities throughout the U.S.

The Company began with the incorporation of the United Native Depository Corporation ("UNDC") in July 2000 on the Navajo Reservation. UNDC is a financial holding company organized under the laws of the jurisdiction of the Navajo Nation. UNDC is 100 percent owned by Native American members whose objective is to increase the economic well being of Native Americans and indigenous people worldwide. Mr. Deni Leonard is the Company's Chairman and CEO and is the principal and controlling shareholder of UNDC.

In February 2001, UNDC entered into negotiations to purchase a company named Focal Corporation. The Focal Corporation shell was acquired in May 2001 and Focal's projects and staff went to a spin off company in the same month, which was then named Superior Development, Inc. In May 2002, the Focal Corporation name was changed to Indigenous Global Development Corporation to reflect the significant change in the Company's character and strategic focus.

Today, the Company is the first Native American majority owned public corporation and is incorporated in the State of Utah. The majority of shares of the Company was owned by UNDC until 2003, which was the first majority ownership of a public company by a Native American entity within the U.S., and currently the ownership of shares of the Company by First Indigenous Depository Company ("FIDC"), NETPHARMX, LLC and UNDC exceeds 50%. Both FIDC and NETPHARMX were established as a holding company of IGDC in the Warm Springs Indian Reservation in Oregon this year. FIDC is pursuing development of potential to provide economic resources in Indian countries through energy projects, structured finance, economic programs and so forth. NETPHARMX will engage in healthcare products and programs.

ITEM 2. MANAGEMENT DISCUSSION / PLAN OF OPERATIONS

The core business model of IGDC is to provide strategic, financial and investment tools to help deliver economic development, empowerment and financial self-sufficiency for Native Americans across the U.S. and for indigenous people throughout the world. To reach its objectives the Company's priority areas include sales of Canadian First Nations natural gas into the U.S., work to develop and acquire power projects, investment financing in Indian Country and efforts to develop its healthcare programs for Native American communities throughout the U.S.

IGDC as a Native American majority owned company has many advantages over a traditional company. As a tribal recognized federal section 17 company the advantages include no state and federal taxes on certain projects, quicker permitting of power plants projects, access to tribal natural resources, access to lower cost capital and Federal sales set asides programs.

Advantages Available to Native Owned Companies
----------------------------------------------

Many advantages are available to Indian owned businesses that are not available to the public. These advantages amount to a substantial savings for project financing. American Indian based projects located on reservation property can have these advantages within the power business:

1) PERMITTING
The Tribal Nations have the authority to permit power plants within 15-30 days that are 50 megawatts or smaller. This advantage is substantial when compared to a non- reservation based project that will require at least 18-24 months of process work and at least 3-5 million dollars in costs.

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

Using these advantages, and in line with its ambitious growth objectives for the 2003/2004 fiscal year, the Company has made substantial progress in its three main focus areas - energy development, tribal finance and healthcare.


Growth and Strategy for the Company's Programs
-----------------------------------------------

In mid 2004 the Company held a comprehensive corporate planning session to explore short and long-term strategies and planning for the company. This effort helped management develop growth strategies and quarterly, six month and yearly goals to manage IGDC's current and anticipated growth in the upcoming 2004/2005 fiscal year. The goals and strategies identified included incorporating a new holding company, recruitment of new members to its corporate board of directors, reorganization of its management structure, adding new office space and targeted staff to handle the upcoming growth.

First Indigenous Depository Company LLC
----------------------------------------

In December 2003, IGDC organized the First Indigenous Depository Company (FIDC) as a federal Section 17 company on the Warm Spring Indian Reservation in Oregon. FIDC is a holding company of IGDC and organized to develop the potential to provide economic resources to Indian Country. It will engage in energy projects, structured finance, economic planning and economic education reformed for Indian Country.

To provide need expertise and staff for the FIDC effort, the Company signed an agreement with Breakwater Investment Group, LLC in March. Under the joint venture, FIDC and Breakwater formed First Indigenous Investment Group (FIIG) to provide investment and financial services for Native and Indigenous tribal projects in the United States, Canada and with international financial institutions. FIDC and its First Indigenous Investment Group's offices are on the Warm Springs Indian Reservation in Oregon and have an administrative office in San Francisco.

Using the FIIG model brings a dedicated team of seasoned financial professionals to our model for tribal finance and investment advice and is the first financing and investment model dedicated to Native Americans and Indigenous peoples' economic development projects. This arrangement also provides the company with an Indigenous financial institution to deposit the natural gas revenues derived from the sale of First Nations natural gas into the U.S. The New offices for FIDC and FIIG opened on the Warm Springs Indian reservation in August 2004. An administrative office is also open in San Francisco.

Board of Directors
------------------

IGDC is pursing the addition of six board members to its existing board of directors. The proposed board members identified by IGDC bring added industry expertise to help the Company grow. The proposed new board members include two tribal chairmen, a healthcare CEO, an aviation and energy CEO, a natural gas and renewable energy CEO and the president of a entertainment and consumer company. The six new board members once they accept the position will join the existing two board members - the CEO and Corporate Secretary.

At this time the healthcare and the natural gas/renewable energy Chief Executive Officers have accepted the board of director positions. Completion of new board of directors process is expected by the end of the second quarter of the corporate fiscal year.

Reorganization of IGDC's Management Structure
---------------------------------------------

To streamline the Company's processes and ensure continuity and structure to its programs, IGDC reorganized its management structure in July 2004. The reorganization included naming a Chief Operating Officer and four Managing Directors. Under this structure, the Managing Directors oversee the staff and programs in the following areas: Energy, International Programs, Healthcare, Tribal Relations and Finance.

Office Expansion and Staff Additions
-------------------------------------

The First Indigenous Depository Company LLC (FIDC) offices opened on the Warm Springs Reservation in August 2004. IGDC is still in the process of opening its first overseas office in Tokyo, Japan. The Japan office will provide room for its proposed international staff and its planned expansion of its Mag Power electric generator and wind turbine program.

In the past fiscal year, IGDC also added additional full-time and consulting staff to help it deliver on its business model. The new staff are in administration, finance, sales, energy, healthcare, international programs and housing to bring the total number of full-time, contract and part-time employees from 8 employees in 2002/2003 to 23 in fiscal year 2003/2004. IGDC is also completing an Employee Stock Ownership Plan for its employees.

The accomplishments by the Company in the areas of Energy, Tribal Financing and Healthcare for fiscal year 2003/2004 are outlined below.

Energy Program
--------------

The Company's energy program had great successes in fiscal year 2003/2004 and in the first quarter of 2004/2005. The programs accomplishments, this year, are outlined in the following areas: natural gas sales, peaker and baseload power plant program, Mag Power and renewable energy, strategic partnerships, new business opportunities and the hiring of key energy staff.

1) Natural Gas Program

IGDC completed its first purchase and transport of Cree Energy, Ltd., Canadian First Nation's natural gas from Canada into the United States in August 2004. This purchase and transportation of natural gas from the Thunderchild First Nations Tribe through Cree Energy completed IGDC's first phase efforts to support the Canadian First Nations Tribes' goal to create a model for self-management of their natural resources. The "first time" sale is a historical event in which indigenous tribal companies utilized treaties and their sovereign status to trade commodities across the United States and Canadian borders - sovereign indigenous nation to sovereign indigenous nation. This sale represented the first revenue stream from the Company's natural gas program.

Phase two of the Company's natural gas program will begin in October/November 2004. In this phase, IGDC plans to increase the purchase and transport of Canadian natural gas into the U.S. nine-fold each quarter and is hoping to reach revenues from $36 to $108 million in the first full year of natural gas sales.

IGDC's contract with Cree Energy, LLC (signed in March 2004 with Lafond Financial) allows the Company to purchase and sell 92,700,000 MMBtus (90 billion cubic feet) of natural gas into the United States in fiscal year 2004/2005. The Company can also purchase the natural gas at a significant discount to the U.S. spot market, for the next 25 years. IGDC will sell the natural gas to established purchasers and use it to fuel its power plant program. IGDC's proposed program includes 10 - 43 megawatt peaker and 49.5-megawatt baseload plants scheduled to start this year to support this nation's demand for reliable clean power.

2) Peaker and Baseload Plant Program

Natural gas is the major expense to run a gas-fired co-generation electric power plant (70 to 75 percent of the total cost). With a reliable and discounted rate on natural gas, IGDC is also focusing its efforts on acquiring and managing gas-fired electric power plants in the Western States ranging from 43 and higher.

This plan includes plants on Native Tribal and non-native lands. The work to complete in this area includes securing power purchase agreements, development financing, obtaining needed approvals and acquisition of selected projects.

As a tribal recognized company IGDC's advantages include no state and federal taxes on certain projects, quicker permitting of power plants projects, access to tribal natural resources, access to lower cost capital and Federal sales set asides programs.

Using these advantages, IGDC's strategy is to focus on developing up to ten 43 megawatt (MW) Peaker plant projects and 49.5 MW base load power plants on Native American owned land within the next five years.

IGDC is also seeking funding for its first California based peaker plant and hopes to obtain approvals and begin construction early in 2005

IGDC also contracted with PB Power in June 2004 to help it design its first peaker plant project and assist it in its efforts to secure a power purchase agreement in California.

3) Mag Power and Renewable Energy Programs

In May 2004, IGDC and Mag Power Japan Corporation, Ltd. signed a contract making IGDC the exclusive distributor of Mag Power's innovative electrical power generation products in the Western Hemisphere. The joint development contract allows the Company to assemble, distribute and market the Mag Power products in the Western Hemisphere for five years with a five-year renewable option. IGDC is in negotiations to site an assembly facility for the final Mag Power products on native lands on the West Coast. This effort can create up to 100 jobs for tribal members

The Mag Power program includes two products. The first is the Magnetic Accelerator Electric Generator that uses is an innovative invention that uses an enclosed wind box turbine and magnet technology to generate low cost renewable energy electricity. The second product is the Micro Turbine Technology which is a revolutionary Double Rotor System that provides approximately twice the amount of energy previously offered by other wind turbine generators. This enables considerable energy savings to customers and promotes environmentally friendly renewable energy practices.

The new wind energy generators come in one, thirteen and fifty kilowatt units and can be placed directly on the home, office or business structure. Once the Mag Power units are assembled and manufactured on Native American tribal reservation lands, the units will then be marketed and installed using a franchise program for the U.S. and the Americas. The first micro-turbine model installation was in April 2004. The first shipment of the Mag Power products into the U.S. for marketing is expected in early 2005.

4)  Strategic Partnerships

To gain momentum in its energy program IGDC signed the following strategic partnerships in fiscal year 2003/2004 and in the first quarter of 2004/2005:

IGDC contracted with TRC Solution, Inc. in August 2003 to assist it in several energy initiatives including developing a natural gas fired electrical generating facility on the West Coast. TRC's work included providing expertise in financing, permitting and construction of power plant projects. It's expertise on natural gas also helped IGDC complete the first ever Tribal nation to Tribal nation sale of the Canadian First Nations natural gas into the U.S

In November 2003, IGDC signed a joint venture agreement with Challenger Investment Company (CIC). CIC's consultant role included providing added resources including marketing, human resources and expertise and contacts in the natural gas business. Additional support by CIC included marketing of the First Nations natural gas, assistance in developing a natural gas exploration and gathering program and training of Tribal members in the natural gas business.

In May 2004, IGDC signed a contract with Mag Power Japan Corporation Ltd. to be the exclusive distributor of Mag Power's innovative electrical power generation products in the Western Hemisphere.

In March 2004, IGDC announced the signing of an agreement with Cree Energy, LP to buy and sell Canadian First Nations natural gas in the United States.

In June 2004, IGDC hired PB Power to help it plan its first peaker plant and assist it in its efforts to secure a power purchase agreement in California.

In July 2004, IGDC joint ventured with SNC Solutions to produce an innovative water turbine technology to create electrical energy. In September 2004, this team presented this model and is in the final stages of obtaining a power purchase agreement from the City of Colton in California.

In July 2004, IGDC signed a memorandum of agreement to be the Northern Cheyenne Nation's financial and strategy advisor on its energy projects. Under this agreement, IGDC will help the Northern Cheyenne finance and build a 30 megawatt wind farm on tribal land.

IGDC also maintained its existing agreements with its valued partners such as General Electric and Chevron Energy Solutions.

5)  New Business Opportunities

IGDC is registered under the Central Contract Registration program with the federal Government and received its first contract with the Bureau of Land Management in August. The project is a drilling program for just under $18,000.

The Company joint ventured with SNC Solutions in July 2004 to work on and develop an innovative water turbine technology for electrical power generation. This team presented the technology to the City of Colton in California and is working to obtain an electrical power purchase agreement from the City of Colton.

6) Key Energy Staff

In addition to the key partnerships with General Electric, Chevron, TRC Solutions, PB Power, and Cree Energy, IGDC also sought out and hired staff with the appropriate energy industry background. In fiscal year 2003/2004 IGDC hired a Director of Energy Services and a Director of Renewable Energy and Sustainable Programs. The company also appointed a Managing Director to oversee IGDC's energy programs.

Tribal Financing and Its Other Programs
---------------------------------------

1) IGDC Mortgage Group Formed

IGDC formed a new division, IGDC Mortgage Group to assist Native American Tribes pre-qualify for home mortgage loans and provide them with low-monthly payments. The mortgage group is working with the Housing and Urban Development department and its Office of Native American Programs to jointly develop and finance large housing projects with Native American tribes. IGDC obtained its corporate brokers license certificate in February 2004 and can now work directly with financing firms.

The mortgage group began presenting its low cost mortgage program to California tribes in the late 2003. It is negotiating a source for low cost pre-fabricated housing for its Native Housing program. The housing projects are expected to begin in late 2004 and include 900 homes and two schools for a total projected IGDC Mortgage Group portfolio of $20 to 30 million in 2004 and 2005.

2) Healthcare Program

IGDC organized the Netpharmx, LLC on the Confederated Tribes of Warm Springs Indian Reservation of Oregon this year. The goal of NETPHARMX, a Global Healthcare Company and holding company of IGDC, is to provide healthcare products and services to Native American health centers across the U.S. at up to 50 percent below market prices. The company's goal is to provide a single source pharmaceutical, manufacturing and distribution company to help it provide pharmaceuticals for the $2.5 billion annual Indian Health Services market. Its plans include expansion of distributed pharmaceuticals to Hispanic and Black health centers.

Its main offices will be on the Warm Springs Reservation in Oregon, to provide investment opportunities and jobs for Oregon Native American tribes and substantial tax savings for NETPHARMX.

To date, NETPHARMX has identified a drug manufacturer and is working on identifying the first generic drugs to be introduced into Tribal clinics in California.

The Company is also working on obtaining funding for a replicable diabetes detection and diagnosis program for Native American tribes on the West Coast. NETPHARMX is currently seeking approvals and funding to put up two sites for diabetes treatment centers on Native lands. The first site is slated for a Tribal Nation in Oregon.

Other Recent Developments
-------------------------

1) $1.1 Million Raised Using a 506 Limited Offering Memorandum

IGDC opened a 506-limited offering memorandum which will offer for sale to "accredited investors" up to 3,000,000 units, each consisting of one share of common stock and one common stock purchase warrant at an offering price of $.50 per unit. Each warrant will entitle the holder to purchase one share of common stock at a price of $1 per share on or before February 28, 2005. From this Limited Offering Memorandum IGDC raised $1.1 million was raised in operating capital for payment of existing liabilities, corporate working capital which includes legal and accounting services, office, salary and administrative expenses and to finance project development (primarily to help with the shipment of natural gas).

Given these accomplishments, IGDC's key business objective for fiscal year 2004/2005 include:

Energy Program

  1) Natural Gas
     - Increase the purchase and sales of Canadian First Nations natural gas into the U.S. nine-fold each quarter to finally ship a total of 30 billion cubic feet of natural gas for fiscal year 2004/2005.

  2) Gas Fired Power Plant Projects - Complete power purchase agreements - Obtain funding for first Peaker Plant project
     - Begin construction on first 43 MW Peaker Plant Project - Obtain funding for first 49.5 MW Baseload Plant

  3) Mag Power
     - Develop franchise network and distribution model for the Mag Power units
     - Begin selling the Mag Power units to business and home markets in mid
     2005.

Tribal Finance

  1) IGDC Mortgage Group
     - Complete Joint Venture agreements with financial/housing partners - Begin first two housing projects

Healthcare Program

     - Complete pharmaceutical assessments and complete first contract to introduce generic pharmaceuticals into Tribal clinics.
     - Submit proposal for diabetes detection and diagnosis program - Secure funding and site for two diabetes treatment centers.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

From inception of the business to June 30, 2004, the Company's operations have been financed primarily through the sale of common stock and the issuance of convertible notes payable. At June 30, 2004, the Company had approximately $191,370 in cash.

For the fiscal year, ended June 30, 2004, net cash used for operating activities was $1,844,384, as compared to $778,778 in the fiscal year ended June 30, 2003. Net cash used by operating activities in fiscal year ended June 30, 2004 consisted primarily of an operating loss of $3,464,684, offset by stock issued for services of $1,295,332.

For the fiscal year, ended June 30, 2004, net cash used by investing activities was $206,608 compared to $11,383 for the previous fiscal year.

Net cash flows from financing activities for the fiscal year ended June 30, 2004 was $2,219,460. This was attributable primarily to the proceeds from issuance of common stock of $1,924,598 and proceeds from convertible notes payable of $542,000 partially offset by a repayment of convertible notes payable of $36,396 and repayment of notes to majority stockholder of $320,152.

Net cash flows from financing activities for the fiscal year ended June 30, 2003 was $813,085. This was attributable primarily to the proceeds from issuance of notes payable of $34,909 and the proceeds from issuance of common stock of $321,868. This was partially offset by repayment of convertible notes payable of $17,000.

The Company had total liabilities of $1,763,168 and $1,466,231 as of June 30, 2004 and 2003 respectively. The increase in receivable from parent company offset the increase of notes payable (non-convertible) of $300,000.

The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company has no revenue from operations and is dependant on the majority stockholder and private financing to fund its day-to-day cash requirements. The Company currently does not have sufficient capital resources or sources of liquidity through operations to finance its planned operations during the next twelve months. The Company intends to obtain the necessary funds to support its planned operations during the next twelve months in part from private equity investors. During the first quarter of the year 2004, IGDC obtained approximately $1,100,000 in operating capital through 506-limited offering memorandum which will offer for sale to qualified investors to maintain its pace as it moves toward completion of its energy, pharmaceutical and investment development goals with native tribes in the U.S. and Canada. There is no assurance that sufficient additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's planned operations and financial condition during the next twelve months.

ITEM 3. LEGAL PROCEEDINGS.

The following is a summary of the pending and settled legal matters during the fiscal year ending June 30, 2004:

Daiza.
This is a wrongful termination action by a prior employee. No trial date is set, and the company is represented by counsel. Plaintiff seeks an unstated amount of compensatory and punitive damages.

Bryson vs. Deni et al.
This case arises out of a claim against the Company and its officers and directors for failure to pay a promissory note. Plaintiff claimed that she is owed $72,534.50 in principal, interest and attorney's fees. The Company is being defended by counsel in San Francisco Superior Court.

Burbank vs. IGDC
The Company settled this matter on August 31, 2004 as part of a Global settlement of litigation against plaintiff Burbank by a company employee. The Company paid him $50,000 in satisfaction the judgment.

Cibener vs. United Native Depository Corporation et al.
On August 31, 2004, the Company reached a settlement of this action in which it agreed to pay $150,000 to plaintiff by September 17, 2004. As a further condition to the settlement, the Company agreed to arrange transfer of 100,000 shares of restricted stock from a third party to plaintiff.

The Company expects to pay the agreed settlement amounts when it obtains further funds.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

The Company's common stock has been traded at the OTCBB again since the end of the year 2003. The closing sales price reported on June 30, 2004 was $0.35 per share. The reported sales in the fiscal year 2003-2004 on monthly basis are set forth below*.

* HISTORICAL QUOTES PROVIDED BY YAHOO FINANCE

  DATE         OPEN        HIGH        LOW       CLOSE
   JUL 03      0.08        0.12        0.06       0.10
   AUG 03      0.07        0.11        0.07       0.10
   SEP 03      0.10        0.10        0.06       0.10
   OCT 03      0.09        0.12        0.07       0.07
   NOV 03      0.07        0.12        0.07       0.10
   DEC 03      0.10        0.10        0.06       0.08
   JAN 04      0.09        0.45        0.09       0.41
   FEB 04      0.41        0.90        0.40       0.49
   MAR 04      0.52        0.80        0.26       0.65
   APR 04      0.70        0.77        0.43       0.53
   MAY 04      0.47        0.48        0.32       0.39
   JUN 04      0.39        0.41        0.32       0.35

As of June 30, 2004, there were 89,186,398 shares of the Company's Common Stock issued and outstanding, held of record by 774 shareholders and 600,000 shares held by the Company as Treasury Stock.

The Company has paid no dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Transfer Online, a corporation doing business in Portland, Oregon, serves as a transfer agent for the Common Stock of the Company.

ITEM 6. FINANCIAL STATEMENTS

The financial statements of the Company required to be included in Item 6 are set forth in the Financial Statements Index.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                              -----------------

 Report of Independent Registered Public Accounting Firm            F - 2

 Balance Sheet as of June 30, 2004                                  F - 3

 Statements of Operations
  for the Years Ended June 30, 2004 and 2003, and
  from Inception of Development Stage to June 30, 2004              F - 4

 Statements of Shareholders' Equity (Deficit)
  from Inception of Development Stage to June 30, 2004         F - 5 - F - 23

 Statements of Cash Flows
  for the Years Ended June 30, 2004 and 2003, and
  from Inception of Development Stage to June 30, 2004         F - 24 - F - 25

 Notes to Financial Statements                                 F - 26 - F - 34

                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Indigenous Global Development Corporation
San Francisco, California


We have audited the accompanying balance sheet of Indigenous Global Development Corporation (a development stage company) as of June 30, 2004, and the related statements of operations, shareholders' deficit, and cash flows for the years ended June 30, 2004 and 2003 and for the period July 1, 2002 through June 30, 2004, included in the cumulative period from inception of the development stage, July 1, 1993 through June 30, 2004. The financial statements of Indigenous Global Development Corporation (formerly Focal Corporation, a development stage company) from inception of the development stage, July 1, 1993 through June 30, 2002, were audited by other auditors, whose reports dated October 7, 1994, November 20, 1995, April 29, 1997, December 8, 1997, March 5, 1999, October 26, 1999, September 20, 2000, October 2, 2001 and December 7, 2002, respectively, (which are not included in these financial statements), included an explanatory paragraph that described a going concern uncertainty. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigenous Global Development Corporation at June 30, 2004, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 and for the period July 1, 2002 through June 30, 2004, included in the cumulative period from inception of the development stage, July 1, 1993 through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue and incurred losses from operations in each of the past two years, has negative working capital, delinquent notes payable, and a shareholders' deficit as of June 30, 2004, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.




CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
September 24, 2004


                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                       JUNE 30, 2004


                                          ASSETS

CURRENT ASSETS
       Cash                                                                  $   191,370
                                                                             ------------

FIXED ASSETS,
  net of accumulated depreciation of $8,255                                       30,145
                                                                             ------------

OTHER ASSETS
       Deposits                                                                  110,910
                                                                             ------------

                  Total Assets                                               $   332,425
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Convertible notes payable                                             $   656,300
       Accounts payable and accrued expenses                                     299,399
       Accrued interest payable                                                  482,554
       Due to majority stockholder                                                22,415
       Loans payable, related party                                                2,500
                                                                             ------------

                  Total Current Liabilities                                    1,463,168
                                                                             ------------

Notes Payable                                                                $   300,000

SHAREHOLDERS' DEFICIT
       Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                                    --
       Common stock; 100,000,000 shares authorized, 89,786,398 shares
         issued and 89,186,398 shares outstanding, $.10 par value              8,978,640
       Additional paid in capital                                              4,817,217
       Common stock subscribed, unrestricted                                       9,000
       Receivable from holding company                                        (1,500,000)
       Due from related party                                                    (75,000)
       Note receivable on sale of stock                                          (37,375)
       Note receivable from parent company on sale of stock                     (300,000)
       Deferred costs                                                            (50,000)
       Issuance of stock as collateral                                          (250,000)
       Treasury stock                                                           (150,000)
       Deficit accumulated before the development stage                       (1,739,945)
       Deficit accumulated during the development stage                      (11,133,280)
                                                                             ------------

                  Total Shareholders' Deficit                                 (1,430,743)
                                                                             ------------

                  Total Liabilities and Shareholders' Deficit                $   332,425
                                                                             ============

          The accompanying notes form an integral part of these financial statements.

                                           F-3



                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS

                                                            For the Years Ended                   From Inception
                                                                 June 30,                         of Development
                                                     --------------------------------                  Stage
                                                                                                 (July 1, 1993 to
                                                          2004               2003                  June 30, 2004)
                                                                          (Restated)
                                                     -------------      -------------              -------------
NET REVENUES FROM SALE OF LAND                       $         --       $         --                $    81,256
                                                     -------------      -------------              -------------

OPERATING EXPENSES
       General, selling and administrative
         expense including related party rent
         expense of $129,038 and $39,588                  108,788          1,085,454                  3,335,307
       Consulting and management services               1,950,114            323,209                  4,354,489
       Directors and officers fees and salaries           581,268            340,750                  1,868,518
       Professional fees                                  282,679             84,221                    713,401
                                                     -------------      -------------              -------------

                  Total Operating Expenses              2,922,849          1,833,634                 10,271,715
                                                     -------------      -------------              -------------

OPERATING LOSS                                         (2,922,849)        (1,833,634)               (10,190,459)
                                                     -------------      -------------              -------------

OTHER INCOME (EXPENSES)
       Gain on transfer of assets (Note 4)                     --                 --                    381,161
       Gain on extinguishment of debt                          --                 --                    213,843
       Interest income                                     27,500             27,000                     84,559
       Interest expense                                  (511,335)           (91,384)                (1,287,028)
       Loss on impairment of land                              --                 --                   (277,356)
       Loss on sale of treasury stock                     (58,000)                --                    (58,000)
                                                     -------------      -------------              -------------

                  Total Other Income (Expense)           (541,835)           (64,384)                  (942,821)
                                                     -------------      -------------              -------------

        Operating Loss before Income Taxes             (3,464,684)        (1,898,018)               (11,133,280)

                                                     -------------      -------------              -------------

                Net Loss                             $ (3,464,684)      $ (1,898,018)              $(11,133,280)
                                                     =============      =============              =============

                Net loss per common share
                  - basic and diluted                $      (0.05)      $      (0.04)              $      (0.27)
                                                     =============      =============              =============

                Weighted average common shares
                  outstanding
                    - basic and diluted                64,008,643         43,958,513                 41,686,259
                                                     =============      =============              =============

                          The accompanying notes form an integral part of these financial statements.

                                                           F-4



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       FROM INCEPTION OF DEVELOPMENT STAGE TO June 30, 2004

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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

                            The accompanying notes form an integral part of these financial statements.
                                                                             F-9




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

                                                                                           Accumulated   Accumulated
                             Common Stock         Preferred Stock                            Deficit       Deficit        Total
                       ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                      Paid-in     Other    Development   Development     Equity
                          Shares      Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                       -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Treasury Stock,
  at cost, 800,000
  shares repurchased
  in exchange for
  restricted stock
  on August 29 at
  $0.095 per share               -   $        -          -  $     -  $        -  $(205,200) $         -   $         -   $  (205,200)

Restricted Stock issued
  on August 29, 2003 in
  exchange for 800,000
  unrestricted
  shares of the Company,
  at $0.095 per share    2,400,000   $  240,000          -  $     -  $  (34,800) $       -  $         -   $         -   $   205,200

Stock issued on
  September 3, 2003
  for sale
  at $0.10 per share         5,000   $      500          -  $     -  $        -  $       -  $         -   $         -   $       500

Stock issued on
  September 17, 2003
  for sale
  at $0.0667 per share     385,000   $   38,500          -  $     -  $  (12,834) $       -  $         -   $         -   $    25,666

Common stock subscribed
  September 30, 2003,
  unrestricted shares            -   $        -          -  $     -  $        -  $  50,500  $         -   $         -   $    50,500

Common stock subscribed
  September 30, 2003,
  unrestricted shares            -   $        -          -  $     -  $        -  $  54,920  $         -   $         -   $    54,920

                            The accompanying notes form an integral part of these financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                            Common Stock         Preferred Stock                              Deficit       Deficit        Total
                      ------------------------  -----------------   Additional                Before        During     Shareholders'
                                                                     Paid-in      Other     Development   Development     Equity
                         Shares      Amount      Shares    Amount    Capital      Items        Stage         Stage       (Deficit)
                      -----------  -----------  --------  -------  -----------  ----------  ------------  ------------  ------------
Treasury Stock issued
  for subscription,
  20,000 shares issued
  on December 5 at
  $0.25 per share                -   $        -         -   $     -  $        -  $     200  $         -   $         -   $       200

Treasury Stock,
  4,000 shares issued
  on December 5 at
  $0.25 per share                -   $        -         -   $     -  $        -  $   1,040  $         -   $         -   $     1,040

Treasury Stock issued
  for subscription,
  8,000 shares issued
  on December 5 at
  $0.24 per share                -   $        -         -   $     -  $        -  $     160  $         -   $         -   $       160

Treasury Stock, at cost
  for services
  368,000 shares issued
  on December 5 at
  $0.26-$0.27 per share          -   $        -         -   $     -  $        -  $   92,980   $       -   $         -   $    92,980

Stock issued on
  December 16, 2003
  for sale
  at $0.10 per share        20,000   $    2,000         -   $     -  $        -  $        -   $       -   $         -   $     2,000

Treasury Stock, at cost
  for services
  532,700 shares issued
  on December 17 at
  $0.27 per share                -   $        -         -   $     -  $        -   $ 143,829   $       -   $         -   $   143,829

Stock issued on
  December 17, 2003
  for sale
  at $0.10 per share        10,000   $    1,000          -  $     -  $        -   $       -   $       -   $         -   $     1,000

Stock issued for
  payment of
  services on
  December 17, 2003
  at $0.07 per share       657,300   $   65,730          -  $     -  $  (19,719)  $       -   $       -   $         -   $    46,011

Stock issued for
  payment of officers'
  salaries and
  directors' fees on
  December 17, 2003
  at $0.07 per share     1,500,000   $  150,000         -   $     -  $  (45,000)  $       -   $       -   $         -   $   105,000

Stock issued for
  payment of royalty
  on natural gas project
  December 18, 2003
  at $0.06 per share    25,000,000   $2,500,000          -  $     -  $(1,000,000) $(1,500,000)$       -   $         -   $         -

Stock issued for
                                   payment of
                                   services on
  December 18, 2003
  at $0.06 per share       162,500   $   16,250          -  $     -  $   (6,500)  $       -   $       -   $         -   $     9,750


                            The accompanying notes form an integral part of these financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

                                                                                          Accumulated    Accumulated
                          Common Stock         Preferred Stock                              Deficit        Deficit        Total
                    ------------------------  -----------------   Additional                Before         During      Shareholders'
                                                                   Paid-in      Other     Development    Development      Equity
                       Shares      Amount      Shares    Amount    Capital      Items        Stage          Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------
Treasury stock
   acquired on April
   8, 2004 for
   settlement,
   500,000 shares,
   at par value               -   $        -         -   $     -  $    50,000  $ (50,000)  $         -   $          -   $         -

Stock issued on
  April 13, 2004
   for services
   rendered at
   market value of
   $0.55 per share       20,000   $    2,000         -   $     -  $     9,000  $       -   $         -   $          -   $    11,000

Common stock
  subscribed
  April 02, 2004
  restricted shares          -   $        -         -   $     -  $         -  $  30,000   $         -   $          -   $    30,000

Stock issued on
  April 13, 2004
   for subscription
   in March 2004 at
   $0.50 per share      200,000   $   20,000         -   $     -  $    80,000  $(100,000)  $         -   $          -   $         -

Common stock
  subscribed
  April 27, 2004
  unrestricted shares          -   $        -         -   $     -  $         -  $  10,250   $         -   $          -   $    10,250

Stock issued on
  April 28, 2004
   for services
   rendered, at
   market value of
   $0.50 per share      150,000   $   15,000         -   $     -  $    60,000  $       -   $         -   $          -   $    75,000

Stock issued on
   May 14, 2004
   for subscription
   in April 2004 at
   $0.325 per share      21,538   $    2,154         -   $     -  $     4,846  $  (7,000)  $         -   $          -   $         -

Stock issued on
  May 14, 2004
   for services
   rendered, at
   market value of
   $0.42 per share      215,000   $   21,500         -   $     -  $    68,800  $       -   $         -   $          -   $    90,300

Stock issued on
  May 19, 2004
   for subscription in
   March and April 2004
   at $0.325 per share  163,846   $   16,385         -   $     -  $    36,865  $ (53,250)  $         -   $          -   $         -

Stock issued on
  May 19, 2004
  for services
  rendered, at
  market value of
   $0.37 per share       15,000   $    1,500         -   $     -  $     4,050  $       -   $         -   $          -   $     5,550


                            The accompanying notes form an integral part of these financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION OF DEVELOPMENT STAGE TO JUNE 30, 2004 (CONTINUED)

                                                                                          Accumulated    Accumulated
                          Common Stock         Preferred Stock                              Deficit        Deficit        Total
                    ------------------------  -----------------   Additional                Before         During      Shareholders'
                                                                   Paid-in      Other     Development    Development      Equity
                       Shares      Amount      Shares    Amount    Capital      Items        Stage          Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------
Stock issued on
  May 19, 2004
   for subscription
   in March 2004 at
   $0.50 per share      200,000   $   20,000         -   $     -  $    80,000  $(100,000)  $         -   $          -   $         -

Stock issued on
  June 14, 2004
   for sale at
   $0.50 per share       90,000   $    9,000         -   $     -  $    36,000  $       -   $         -   $          -   $    45,000

Stock issued on
  June 14, 2004
   for services
   rendered at
   market value of
   $0.39 per share       55,000   $    5,500         -   $     -  $    15,950  $       -   $         -   $          -   $    21,450

Stock issued on
   June 21, 2004 for
   conversion from
   promissory note at
   $0.50 per share       41,400   $    4,140         -   $     -  $    16,360  $       -   $         -   $          -   $    20,500

Stock issued on
   June 29, 2004 for
   services rendered
   at market value of
   $0.35 per share       15,000   $    1,500         -   $     -  $     3,750  $       -   $         -   $          -   $     5,250

Warrants issued
     To consultants           -   $        -         -   $     -  $   459,303  $       -   $         -   $   (459,303)  $         -

       Net (Loss)            -   $        -         -   $     -  $         -  $       -   $         -   $ (3,005,381)  $(3,005,381)
                    -----------  -----------  --------  -------  -----------  ----------  ------------  -------------  ------------
Balance at
  June 30, 2004      89,786,398  $ 8,978,640         -  $     -  $ 4,817,217 $(2,278,375) $(1,739,945) $ (11,133,280)  $(1,355,743)
                    ===========  ===========  ========  =======  ===========  ==========  ============ ==============  ============

                            The accompanying notes form an integral part of these financial statements.

                                                                            F-23



                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended            From Inception
                                                                        June 30,                 of Development
                                                            -------------------------------          Stage
                                                                                               (July 1, 1993) to
                                                                 2004              2003           June 30, 2004
                                                                                (Restated)
                                                            -------------     -------------     ----------------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
       Net loss                                             $ (3,464,684)     $ (1,898,018)     $   (11,133,280)
                                                            =============     =============     ================
       Adjustments to reconcile net loss to net cash
         used for operating activities:
           Stock issued for services performed                 1,295,332           388,907            4,176,416
           Loss on impairment of land and assets                      --                --              277,356
           Non-cash treasury stock                               102,424                --              102,424
           Non-cash compensation and promotion                   459,303                --              543,263
           Expenses paid by a reduction of
             loan commitment fee                                      --                --               30,000
           Depreciation                                            4,660             1,983                8,255
           Net transfer of assets and liabilities
             to Superior Development Corporation                      --                --             (381,161)

       Changes in Assets (Liabilities):
           (Increase) decrease in assets:
              Prepaid expenses and other receivables              43,173           (42,603)                  --
              Interest receivable from
                majority stockholder                             (26,992)          (27,000)             (84,051)
              Deposits                                                --            (7,317)                (910)

           Increase (decrease) in liabilities:
              Accounts payable and accrued expenses             (580,653)          785,922            1,301,425
              Accrued interest payable                           323,053            19,348              518,860
                                                            -------------     -------------     ----------------

                 Total Adjustments                             1,620,300         1,119,240            6,491,877
                                                            -------------     -------------     ----------------

                  Net Cash Flows Used for
                    Operating Activities                      (1,844,384)         (778,778)          (4,641,403)
                                                            -------------     -------------     ----------------

CASH FLOWS PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES:
       Due from related party                                    (75,000)               --              (75,000)
       Capitalized land development costs                             --                --             (181,877)
       Refundable loan commitment fee                                 --                --              (30,000)
       Prepaid deposit for natural gas                          (100,000)               --             (100,000)
       Purchase of furniture and equipment                       (14,008)          (16,993)             (43,291)
       Received from (advances to) related parties               (17,600)            5,610              (17,600)
       Purchase of land                                               --                --               (4,620)
                                                            -------------     -------------     ----------------

                  Net Cash Flows Used for
                    Investing Activities                        (206,608)          (11,383)            (452,388)
                                                            -------------     -------------     ----------------

CASH FLOWS PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                  1,924,598           321,868            3,554,528
       Proceeds from convertible notes payable                   542,000            34,909            1,587,767
       Advances from majority stockholder                        109,410           334,808              444,218
       Proceeds from common stock subscribed                          --           138,500              138,295
       Proceeds from mortgage                                         --                --              178,750
       Advances from related parties                                  --                --               22,442
       Book overdraft                                                 --               (22)                  --
       Repayment of convertible notes payable                    (36,396)          (17,000)             (70,396)
       Repayment of notes to majority stockholder               (320,152)               --             (570,743)
                                                            -------------     -------------     ----------------

                  Net Cash Flows Provided by
                    Financing Activities                       2,219,460           813,063            5,285,161
                                                            -------------     -------------     ----------------

                  The accompanying notes form an integral part of these financial statements.

                                                     F-24


                                   INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  For the Years Ended            From Inception
                                                                        June 30,                 of Development
                                                            -------------------------------          Stage
                                                                                               (July 1, 1993) to
                                                                 2004              2003           June 30, 2004
                                                            -------------     -------------     ----------------
NET INCREASE IN CASH                                        $    168,468      $     22,902      $       191,370

CASH (OVERDRAFT) AT THE BEGINNING OF THE PERIOD                   22,902                --                   --
                                                            -------------     -------------     ----------------

CASH AT THE END OF
  THE PERIOD                                                $    191,370      $     22,902      $       191,370
                                                            =============     =============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                        $     51,149      $     32,540      $       351,667
                                                            =============     =============     ================

       Income taxes paid                                    $        800      $        800      $         7,073
                                                            =============     =============     ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
       Conversion of notes payable and interest
         accrued to common stock                            $     20,700      $     34,909      $       549,574
                                                            =============     =============     ================

       Assumption of debt in connection with the
         acquisition of land held for development           $         --      $         --      $       873,000
                                                            =============     =============     ================

       Common stock issued for payment
         of accounts payable                                $         --      $         --      $       154,916
                                                            =============     =============     ================

       Common stock issued for purchase of land             $         --      $         --      $       500,000
                                                            =============     =============     ================

       Officer loans forgiven on transfer
         to fellow subsidiary                               $         --      $         --      $        65,500
                                                            =============     =============     ================

       Common stock issued as prepayment for
         Natural gas project                                $         --      $     50,000      $        50,000
                                                            =============     =============     ================

       Common stock issued for note receivable              $  1,500,000      $         --      $     1,550,000
                                                            =============     =============     ================


                 The accompanying notes form an integral part of these financial statements.

                                                     F-25

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

Note 2 - BASIS OF PRESENTATION

These financial statements have been prepared on the going concern basis. At present, the Company has no revenue from operations and delinquent notes payable. The Company has experienced significant losses of $3,005,381 and $1,464,840 for the years ended June 30, 2004 and 2003, respectively, and $10,673,977 since inception of development stage. At June 30, 2004, current liabilities exceed current assets by approximately $1,271,798. The Company is dependent on funds from borrowing and private financing to fund its day-to-day cash requirements. The Company obtained approximately $1,100,000 in operating capital through a 506-limited offering memorandum in the first quarter of 2004, was offered for sale to qualified investors to maintain its pace as it moves toward completion of its energy, pharmaceutical and investment development goals with Native Tribes in the U.S. and Canada. The Company is currently planning for additional 506-investment programs, however, until such time as these funds are obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and the funding noted above, or established revenue sources, it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is Management's objective to seek additional capital and funding sources to finance its future operations.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

(3) Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2004, the fair value of all financial instruments approximated carrying value.

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

(6) Convertible Notes Payable

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. In as much as all debt instruments that were entered prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(7) Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Through June 30, 2004, the Company has not had any significant revenue.

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

(10) Stock-Based Compensation

As of June 30, 2004, the Company does not have any stock based compensation plans. Common stock issued for compensation or other services rendered are due to lack of cash to pay for services. The stock is issued at the discretion and approval of the Board of Directors of the Company.

Common stock and other equity instruments issued to any recipient for compensation or other services rendered are accounted for using the fair value method. Such method is based on the estimated fair value, as this is the readily determinable value, of the equity instrument issued. The estimated fair value of the warrants described in Note 5 ("Convertible Notes Payable") is shown in Note 11.

(11) Development Stage Company

IGDC has not generated any significant revenue since June of 1993, the accompanying financial statements have therefore been prepared using the accounting formats prescribed for development stage companies, since July 1, 1993.

(12) Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2004 presentation.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(13) Restatement of prior year financial information:

In August of 2003, Cibener filed suit against IGDC seeking $433,178. This is an action for legal fees by a law firm that previously represented IGDC predecessor Focal Corporation. Prior to that in May 2002, United Native Depository Corporation purchased a majority interest in Focal Corporation from Howard Palmer. Focal Corporation had an obligation on its books to Cibener in the amount of $404,033. Mr. Palmer and Superior Development, Inc. agreed in writing to assume this obligation. As a result, IGDC removed the Cibener obligation from its books. Unfortunately, Mr. Palmer and Superior Development defaulted on the Cibener obligation and suit was filed against IGDC. As a result of Mr. Palmer and Superior Development's default, the financial results for the year ended June 30, 2003 and 2002 have been restated, with the liabilities being increased to $433,175 to reflect the amount owed to Cibener while expenses have been increased to reflect the uncollectible receivable by the same amount. Additionally,the Company has restated the three months ended September 30, 2004 and 2003, the three months and six months ended December 31, 2003, and the three and nine months ended March 31, 2003. The restatement at June 30, 2002 will reflect the proper accrual of $404,033, with a contra receivable for the same amount. For the nine months ended March 31, 2003 the Company will write off the contra receivable, indicating Mr. Palmer and Superior Development's default. The total impact of the adjustments for the six months ended December 31, 2003 and for the period July 1, 1993 (inception of development stage) to December 31, 2003 are as follows:

                                                           Year Ended
                                                         June 30, 2003
                                              -------------------------------------
                                                                As        Change
                                                   As        Originally  Increase
                                                Restated      Stated    (Decrease)
                                              -----------  -----------  -----------
Assets                                        $   201,694  $  201,694   $        0
Liabilities                                   $ 1,899,409  $ 1,466,231  $   433,178
Shareholders'Deficit                          $(1,898,018) $(1,464,840) $  (433,178)

General, selling and administrative expenses  $ 1,085,454  $   652,276  $   433,178
Net (Loss)                                    $(1,898,018) $(1,464,840) $  (433,178)

Net (Loss) per common share equivalent -
  Basic and diluted                           $   ( .0432) $   ( .0333) $   ( .0099)


(14) New Accounting Pronouncements

In December 2003, the FASB issued a revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under Statement No. 87, "Employers' Accounting for Pensions," Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement has no material impact to the Company's financial statements.

In December 2003, the FASB concluded to revise certain elements of FIN-46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN-46 should be applied in periods ending after December 15, 2003. 2003. Otherwise, FIN-46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004, and for registrants who file under Regulation S-B, in periods ending after December 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(14) New Accounting Pronouncements (Continued)

application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

NOTE 4 - INCOME TAXES

The Company has no taxable income, therefore no provision for federal and state income taxes is required for 2004 and 2003.

A reconciliation of the statutory federal rate and the Company's effective tax rate is as follows:

    Year ended June 30,                              2004          2003
                                                    ------        ------
   Statutory federal income tax rate                 (34%)         (34%)
    Other-utilization of net operating losses         34%           34%
                                                    ------        ------

    Effective tax rate                                 0%            0%
                                                    ------        ------

Deferred tax consists of the following:

    Deferred tax asset - non-current:
                                                        June 30, 2004
                                                       --------------
      Net operating loss carry-forwards                    1,685,000
      Less: Valuation allowance                           (1,685,000)
                                                       --------------
                                                        $          -
                                                       ==============

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realized, therefore, management has established a valuation allowance for that portion of deferred tax assets. The valuation allowance for deferred tax assets was $3,005,381 as of June 30, 2004. For the year ended June 30, 2004, the valuation allowance decreased by $205,000.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $4,500,000 and $2,900,000, respectively, available to reduce future income subject to income taxes. The difference between the federal and state net operating loss carryforward is due to the state limitation rule for net operating loss. The federal net operating loss carryforwards expire beginning in 2005 through 2024. State net operating loss carryforwards expire beginning in 2005 through 2014.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Service Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in prior years. If an ownership change occurred, annual utilization of the net operating loss carryforward could be reduced significantly.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

At June 30, 2004, the Company has convertible notes payable outstanding, totaling $656,300, which matured at various dates through April 2003. Such notes require monthly payments of interest only at the rate of either 10% or 12% per annum. All of the notes mature one year after issuance, and since all the notes matured prior to June 30, 2004, the Company is in default on all principal and interest payments. Certain interest payments are made in the notes when the Company has sufficient funds to make payments.

Per the note agreements, the notes payable are convertible into Company common stock at the note holder's option prior to maturity at the rate of one share for each $.50 of principal amount. Upon conversion, such stock is issued with warrants to purchase an equal number of shares of Company common stock over a three-year period at graduated prices as follows: (a) within year one at $1 per share; (b) between years one and two at $2 per share, and (c) thereafter at $3 per share. If not exercised, such warrants expire three years after issuance (see Note 11).

In June 2004, certain note holders exercised their option to convert their notes, aggregating $20,700 in principal and accrued interest, to common stock in accordance with the above terms. Accordingly, the Company issued 41,400 shares of common stock and an equal amount of warrants to purchase shares of common stock of the Company.

Interest expense relating to the above notes totaled $82,795 and $74,590 for the year ended in June 30, 2004 and 2003, respectively.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 6 - DUE TO MAJORITY STOCKHOLDER

The amount due is unsecured and relates to advances from majority stockholder, UNDC, to finance the operations of the Company. $310,000 of the amount due relates to unsecured notes payable, bearing interest at 12% per annum and payable on or before June 30, 2004. The remaining balance of $22,415, payable on demand. The note is currently in default.

NOTE 7 - LOANS PAYABLE, RELATED PARTY

Loans Payable, Related Party consist of a $310,000 note form the UNDC and unpaid interest of $44,934. This amount has been netted against advances of $248,460 and unpaid interest of $84,059 that the Company has made to UNDC.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company has provided for losses related to legal matters totaling $273,997, which is included in accounts payable and accrued expenses in these financial statements. The following is a summary of the pending and settled legal matters during the fiscal year ending June 30, 2004:

Daiza vs. IGDC
This is a wrongful termination action by a prior employee. No trial date is set, and the company is represented by counsel. Plaintiff seeks an unstated amount of compensatory and punitive damages. The Company plans to vigorously contest these allegations, and accordingly has not accrued any settlement amounts as of June 30, 2004 as it believes there will be no financial impact by the settlement.

Bryson vs. Deni et al.
This case arises out of a claim against the Company and its officers and directors for failure to pay a promissory note. Plaintiff claimed that she is owed $72,534.50 in principal, interest and attorney's fees. The Company is being defended by counsel in San Francisco Superior Court, the note payable and accrued interest are recorded by the Company as of June 30, 2004, and the Company believe there will be no further financial impact on settlement.

Burbank vs. IGDC
The Company settled this matter on August 31, 2004 as part of a settlement of litigation against plaintiff Burbank in a labor dispute. The Company paid him $50,000 in satisfaction the judgment, case has been settled.

Cibener vs. United Native Depository Corporation et al.
On August 31, 2004, the Company reached a settlement of this action in which it agreed to pay $150,000 to plaintiff by September 17, 2004. As a further condition to the settlement, the Company agreed to arrange transfer of 100,000 shares of restricted stock from a third party to plaintiff. The Company expects to pay the agreed settlement amounts when it obtains further funds. At year end the Company had accrued $182,000 in respect to the settlement.

Lease commitment, related party

As of June 30, 2004, the Company is sharing office space with United Native Depository Corporation. Rent expense was $129,038 and $31,588 for the years ended June 30, 2004 and 2003, respectively. Rent expense increased due to expansion of the current office to meet the current demand for the company's business. This expansion was completed in June 2003.

The Company has a five-year lease commitment for premises rent. As of June 30, 2004, the annual lease payment is $130,920 and the total lease commitment is $469,130. This five year term will expire in January 2008 and is renewable upon agreement.

NOTE 9 - RELATED PARTY TRANSACTIONS

Issuance of common stock to Officers and Directors totaled 1,500,000 shares at a fair value of $105,000, determined at the closing price on the day the shares were issued, for the year ended June 30, 2004. Payments to officers and directors for consulting fees and salaries totaled $11,000.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 10 - FIXED ASSETS

Property and equipment consist of the following:

    Furniture and fixtures                                            $ 15,722
    Office equipment and other fixed assets                             22,678
                                                                      ---------

          Subtotal                                                    $ 38,400
    Accumulated depreciation and amortization                           (8,255)
                                                                      ---------

                                                                      $ 30,145
                                                                      =========

Depreciation for the years ended June 30, 2004 and 2003 was $4,660 and $1,983, respectively.

NOTE 11 - WARRANTS TO PURCHASE COMMON STOCK

From 1993 through 1998, the Company issued warrants in connection with the issuance of stock and the conversion of notes payable to purchase 1,684,832 of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants were outstanding, respectively. All warrants expire three years from the date of grant. By June 30, 2002, these warrants were expired. The Board of Directors once authorized to extend the expiration date of all warrants to May 14, 2004. However, the Board determined the reschedule of expiration date for May 14, 2002. All warrants will have a new grant date of May 14, 2005.

During the fiscal year ended June 30, 2004, warrants were issued in June, 2004 in connection with the conversion of notes payable to purchase 41,400 shares of the Company's common stock at the exercise price of $1, $2, and $3 per share for each year that the warrants are outstanding, respectively. The estimated value of the warrants totaled approximately $5,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.38%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 149%; and a term of 1 year.

Also, the Company offered three independent consultants warrants for their services rendered to purchase 600,000 shares each at the exercise price of $0.50 per share, expiring in February 2006. The estimated value of the warrants totaled approximately $347,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.38%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 149%; and a term of 1 year.

On May 14, 2004 the Company extended 1,830,354 warrants, that had previously expired, it is now subject to variable accounting. The estimated value of the warrants totaled approximately $111,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.38%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 149%; and a term of 1 year.

A summary of the warrants outstanding at June 30, 2004 is as follows:

                                          Number of          Weighted Average
                                           Warrants           Exercise Price
                                        -------------       ------------------
  Balance June 30, 2002                    1,854,354                   2.01
  Granted on conversion of
    notes payable, December 2002              69,818                   1.00
  Expired, June 2003                         (24,000)                 (3.00)
                                        -------------       ------------------

   Balance, June 30, 2003                   1,900,172         $         2.93
   Granted with 506 investment              2,177,334         $         1.00
   Granted for serviced rendered            1,800,000         $         0.50
   Granted on conversion of
     note payable, June 2004                   41,400         $         1.00
   Expired, May 2004                       (1,830,354)        $        (3.00)
   Previously expired warrants
     extended for one year                  1,830,354         $         3.00
                                        -------------       ------------------

  Balance, June 30, 2004                   5,918,906         $         1.63
                                        =============       ==================

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 12 - SHAREHOLDERS' EQUITY

Restrictions on Dividends

Pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock as a result of its accumulated deficit as of June 30, 2004.

Issuance of Common Stock

The fair market value of the Company's common stock varied during the year between $0.06 per share to $0.90 per share. During the year ended June 30, 2004, the Company issued common stock as follows:

(i) 41,400 shares at $0.50 per share for $20,700, on conversion of notes payable and accrued interest;

(ii) 4,598,659 shares at a fair value of $1,295,332 in consideration for officers' salaries and directors' fees, consulting fees and various other services rendered. The number of shares was based upon the estimated market value;

(iii) 7,327,609 shares sold in consideration for cash of $1,924,598 at prices ranging from $0.01 to $1.00.

(iv) 25,000,000 shares issued at a fair value of $1,500,000 to First Indigenous Depository Company, a holding company of IGDC, for royalty payment of natural gas Project.

(v) 1,000,000 shares issued at a fair value of $250,000 for collateral of loan.

(vi) 4,028,100 shares were issued in exchange for existing unrestricted shares of the Company's common stock with total market value of $259,470.

Private Placement Memorandum

100,000 shares of stock were purchased through a private placement memorandum for $1.00 per share. These shares were issued in February 2004.

As of June 30, 2004, the Company has 600,000 shares of treasury stock. 100,000 shares, which were sold through Private Placement Memorandum, were repurchased back from a shareholder for the same price as the original purchase price of $1.00 per share. 500,000 shares were acquired in result of the settlement of a lawsuit settled in February 2004, in return the Company removed the restrictions on the plaintiffs other 850,000 shares.

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 13 - SUBSEQUENT EVENTS

IGDC completed its first purchase and transport of Cree Energy, Ltd., Canadian First Nation's natural gas from Canada into the United States in August 2004. This purchase and transportation of natural gas from the Thunderchild First Nations Tribe through Cree Energy completed IGDC's first phase efforts to support Canadian First Nations Tribes' goal to create a model for self-management of their natural resources. The "first time" sale is a historical event in which indigenous tribal companies utilized treaties and their sovereign status to trade commodities across the United States and Canadian borders - sovereign indigenous nation to sovereign indigenous nation. This sale represented the first revenue stream from the Company's natural gas program. The Company purchased $50,000 of natural gas and had final approximate revenue of $54,500.

The Company joint ventured with SNC Solutions in July 2004 to work on and develop an innovative water turbine technology for electrical power generation. This team presented the technology to the City of Colton in California and in September 2004 obtained an electrical power purchase agreement from the City of Colton.

The Company and its joint venture partner Challenger Investment Company began working together in July 2004 to jointly seek contracts with government agencies. The partnership is seeking projects related to natural gas drilling and exploration and in the renewable energy markets of wind power. This joint venture received its first contract with the Bureau of Land Management in August. The project is a drilling program for just under $20,000.

In July 2004, IGDC signed a memorandum of agreement to be the Northern Cheyenne Nation's financial and strategy advisor on it energy projects. Under this agreement, IGDC will help the Northern Cheyenne finance and build a 30 megawatt wind farm on tribal land. IGDC will also work with the Cheyenne Nation to help it find ways to benefit from air credits for the non use of its substantial coal reserve.

After the fiscal year ending June 30, 2004, the Company has issued 1,347,500 shares for services rendered by various consultants, at a fair value of $419,225, ranging from $0.22 to $0.34 per share.

                                PART III

ITEM 7. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors*, executive officers and significant personnel of the Company and their ages are as follows:

         Name                       Age                   Position
         ----                       ---                   --------

     Deni Leonard                   58             Chairman of the Board,
                                              Chief Executive Officer, and Chief
                                                       Financial Officer

     Koji Homma                     30             Director and Secretary

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

         KOJI HOMMA has been a Secretary of the Company since December, 2001. Mr. Homma was born in Japan and is a graduate of Golden Gate University, San Francisco, California, having majored in Finance. He has worked on data analysis about national Tribal economic conditions and the potential for Tribal economic projects since he joined DLA Financial in the year 2000. He is currently Financial Operating Officer of United Native Depository Corporation, based in San Francisco. Through his experience, he is working on designing a finance structure that creates debt service for Tribal economic projects.

         All directors hold office until the next annual meeting of shareholders of the Company and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

         All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' meetings. Mr. Leonard and Mr. Homma received 1,000,000 and 100,000 shares of the Company's common stock, respectively, for their respective participation on the Company's Board of directors.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended June 30, 2004 and thereafter, the Company believes that, during the Company's 2004 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 8. EXECUTIVE COMPENSATION.

         Mr. Deni Leonard received $40,200 in cash and 1,300,000 shares of common stock at a fair market value of $91,000 in compensation for his services, during fiscal year ended June 2004.

         Mr. Koji Homma received 100,000 shares of common stock at a fair value of $7,000 for participation on the Board of the Company, and 100,000 shares of common stock at a fair value of $7,000 for his services during fiscal year ended June 2004.

         The stock was issued at a value of $0.07 per share based upon the approximate fair market value of the stock on the date of issuance. $38,500 of the Directors fees is included in prepaid expenses at year end.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of June 30, 2004, certain information with respect to the beneficial ownership of the Company's Common Stock held by each director and officer and by all directors and officers as a group, as well as the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

------------------- ------------------------------------ -------------------------- -------------------------
                           Name and Address                 Security Ownership             Percentage (3)
     Title of                     Of                         Amount and Nature                 Of
      Class                Beneficial Owners              of Beneficial Ownership (2)        Class
------------------- ------------------------------------ -------------------------- -------------------------
      Common        First Indigenous Depository
                    Company (5)                                   Direct
                    9021 Tenino Road                            25,000,000                     27.84%
                    Warm Springs, OR 97761
------------------- ------------------------------------ -------------------------- -------------------------
      Common        NETPHARMX, LLC (6)
                    9021 Tenino Road                              Direct
                    Warm Springs, OR 97761                      19,283,792                     21.48%

------------------- ------------------------------------ -------------------------- -------------------------
      Common        United Native Depository
                    Corporation (4)                               Direct
                    100 Bush Street                                900,000                      1.00%
                    Suite 600
                    San Francisco, CA 94104
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Deni Leonard (1)
                    Chairman/CEO/CFO                              Direct
                    100 Bush Street                              3,450,000                      3.84%
                    Suite 600
                    San Francisco, CA 94104
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Koji Homma (1)
                    Director                                      Direct
                    100 Bush Street                                565,000                        *
                    Suite 600
                    San Francisco, CA 94104
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Michelle Wayland
                                                                          Direct
                    100 Bush Street                              3,163,000                      3.52%
                    Suite 600
                    San Francisco, CA 94104
------------------- ------------------------------------ -------------------------- -------------------------
                        Officers and Directors as a group
                    (3 persons)                                 52,316,792                     58.27%
------------------- ------------------------------------ -------------------------- -------------------------


------------------
* less than one percent

         (1) The address of each officer and director is 100 Bush Street, Suite 600, San Francisco, California 94104.

         (2) Based upon 89,786,398 shares of Common Stock outstanding as of June 30, 2004. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

         (3) All percentages have been calculated to exclude any warrants and convertible securities which are immediately exercisable or convertible into shares of Common Stock by the particular shareholder.

         (4) Mr. Deni Leonard is the 98.5% shareholder for UNDC, the current Chairman of the Board of Directors and the CEO of the Company.

         (5) First Indigenous Depository Company is a Section 17 company established in the Confederated Tribes of Warm Springs Indian Reservation in Oregon, a holding company of IGDC.

         (6) NETPHARMX is also a Section 17 company founded in the Warm Springs Reservation in Oregon. 75% of its ownership is under IGDC.

ITEM 10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 30, 2004, the Company is sharing office space with United Native Depository Corporation. Rent expense was $129,038 and $31,588 for the years ended June 30, 2004 and 2003, respectively. Rent expense increased due to relocation to the current office to meet the current demand for the company's business. The rent expense now totals $10,910 per month. The Company has a five year lease commitment for premises rent. The annual lease payment is $130,920 and the total lease commitment as of June 30, 2004, is $469,130.

Issuance of Common Stock to Officers and Directors totaled 1,500,000 shares at a fair value of $105,000 for the year ended June 30, 2003. Payments to directors and officers for consulting fees and salaries totaled $11,000. At June 30, 2004,$38,500 of Directors fees is included in prepaid expenses.

During the year ended June 30, 2004, consulting fees paid to employees of UNDC and stockholders of the Company totaled $3,500 in cash and common stock issued in lieu of these services totaled 100,000 shares at a fair value of $7,000, determined at the closing price on the day the shares were issued. These expenses are included in the operating statement under consulting and management services.

Issuance of Common Stock

During the year ended June 30, 2004, the Company issued common stock as follows:

(i) 41,400 shares at $0.50 per share for $20,700, on conversion of notes payable and accrued interest;

(ii) 4,598,659 shares at a fair value of $1,295,332 in consideration for officers' salaries and directors' fees, consulting fees and various other services rendered. The number of shares was based upon the estimated market value and the agreed upon service value;

(iii) 7,327,609 shares sold in consideration for cash of $1,924,598 at prices ranging from $0.01 to $1.00.

(iv) 25,000,000 shares issued at a fair value of $1,500,000 to First Indigenous Depository Company, a holding company of IGDC, for royalty payment of natural gas Project.

(v) 1,000,000 shares issued at a fair value of $250,000 for collateral of loan.

(vi) 4,028,100 shares were issued in exchange for existing unrestricted shares of the Company's common stock with total market value of $259,470.

Private Placement Memorandum

100,000 shares of stock were purchased through a private placement memorandum for $1.00 per share. These shares were issued in February 2004.

ITEM 11. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
             ---------

21.      Certification of the Chief Executive Officer and Chief Financial
         Officer.

22.      Certification Pursuant to Section 906 of the Sarbanes Oxley Act of
         2002.

         (b) Reports on Form 8-K
             -------------------

          No Form 8-K was filed during the year ending June 30, 2004.

----------
* Previously filed with the Commission.

ITEM 12. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2004 and believe that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 2004.

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

/s/ Deni Leonard             Chairman, Chief Executive Officer         Date: 9/30/04
------------------------     and Chief Financial Officer
    Deni Leonard             (principal executive officer and
                             principal financial officer)

/s/ Koji Homma               Secretary                                 Date: 9/30/04
------------------------
    Koji Homma