Form 10QSB
period 2004-09-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2004-12-03
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 91,183,898 on October 21, 2004.

                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                    INDEX

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                Page(s)

         Balance Sheet - September 30, 2004                                 3

         Statements of Operations for the three months
         ended September 30, 2004 and 2003 and for the period
         from inception of development stage, July 1, 1993 to
         September 30, 2004                                                 4

         Statements of Shareholders' Deficit for the three
         months ended September 30, 2004 and for the period
         from inception of development stage, July 1,
         1993 to September 30, 2004                                       5 - 24

         Statements of Cash Flows for the three months ended
         September 30, 2004 and 2003 and for the period from
         inception of development stage, July 1, 1993 to
         September 30, 2004                                              25 - 26

         Notes to unaudited financial statements                         27 - 31

Item 2.  Plan of Operations                                              32 - 39

Item 3.  Controls and Procedures                                           39

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 40

Item 2.  Changes in Securities                                             41

Item 3.  Defaults Upon Senior Securities                                   41

Item 4.  Submission of Matters to a Vote of Security Holders               41

Item 5.  Other Information                                                 41

Item 6.  Exhibits and Reports on Form 8-K                                  41

SIGNATURES                                                                 42


                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                     September 30, 2004


                                          ASSETS
                                                                             September 30
                                                                                 2004
                                                                             ------------
CURRENT ASSETS
       Cash                                                                  $        --
       Receivable from related party                                               8,202
                                                                             ------------

                  Total Current Assets                                       $     8,202

FIXED ASSETS,
  net of accumulated depreciation of $10,193                                      28,207
                                                                             ------------

OTHER ASSETS
       Deposits                                                                  110,910
                                                                             ------------

                  Total Assets                                               $   147,319
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Book overdraft                                                        $    24,410
       Convertible notes payable                                                 656,300
       Accounts payable and accrued expenses                                     232,839
       Accrued interest payable                                                  510,395
       Due to majority stockholder                                                19,453
       Loans payable, related party                                              180,343
                                                                             ------------

                  Total Current Liabilities                                    1,623,740
                                                                             ------------

Notes Payable                                                                $   300,000

SHAREHOLDERS' DEFICIT
       Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                                    --
       Common stock; 100,000,000 shares authorized, 91,183,898 shares
         issued and 90,583,898 shares outstanding, $.10 par value              9,118,390
       Additional paid in capital                                              5,108,193
       Common stock subscribed, unrestricted                                       9,000
       Receivable from holding company                                        (1,500,000)
       Advances to related party                                                 (75,000)
       Note receivable on sale of stock                                          (37,375)
       Note receivable from parent company on sale of stock                     (300,000)
       Deferred costs                                                            (50,000)
       Issuance of stock as collateral                                          (250,000)
       Treasury stock                                                           (150,000)
       Deficit accumulated before the development stage                       (1,739,945)
       Deficit accumulated during the development stage                      (11,909,684)
                                                                             ------------

                  Total Shareholders' Deficit                                 (1,776,421)
                                                                             ------------

                  Total Liabilities and Shareholders' Deficit                $   147,319
                                                                             ============



      The accompanying notes form an integral part of these financial statements.


                                       3

                                 INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                                                         For the Period
                                                                                          July 1, 1993
                                                                                          (inception of
                                                     For The Three Months Ended           development
                                                   -------------------------------         stage) to
                                                    September 30     September 30         September 30
                                                        2004             2003                 2004
                                                   --------------   --------------       --------------

Net revenue from sale of land                      $          --    $          --        $      81,256
                                                   --------------   --------------       --------------

Operating expenses:
    General, selling and administrative expenses         141,530           70,223            3,476,839
    Consulting and management services                   490,586           53,499            4,845,075
    Directors and officers fees and salaries              26,606           26,500            1,895,124
    Professional fees                                     59,475           49,268              772,876
                                                   --------------   --------------       --------------

       Total operating expenses                          718,197          199,490           10,989,914
                                                   --------------   --------------       --------------

Operating loss                                          (718,197)        (199,490)         (10,908,658)
                                                   --------------   --------------       --------------

Other income (expense):
    Gain on transfer of assets                                --               --              381,161
    Gain on extinguishment of debt                            --               --              213,843
    Interest income                                        6,750            6,750               91,309
    Loss on impairment of land                                --               --             (277,356)
    Loss on sale of treasury stock                            --               --              (58,000)
    Interest expense                                     (64,956)         (25,091)          (1,351,983)
                                                   --------------   --------------       --------------

       Total other income (expense)                      (58,206)         (18,341)          (1,001,026)
                                                   --------------   --------------       --------------

Operating loss before income taxes                      (776,403)        (217,831)         (11,909,684)
                                                   --------------   --------------       --------------

Net loss                                           $    (776,403)   $    (217,831)       $ (11,909,684)
                                                   ==============   ==============       ==============

Net loss per common share
    - basic and diluted                            $      (0.008)   $      (0.004)       $      (0.264)
                                                   ==============   ==============       ==============

Weighted average number of common
    shares outstanding
    - basic and diluted                               89,970,921       48,731,768           45,135,164
                                                   ==============   ==============       ==============

                  The accompanying notes form an integral part of these financial statements.


                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004

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


                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                            The accompanying notes form an integral part of these financial statements.
                                                                  9


                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Treasury Stock issued
  for subscription,
  20,000 shares issued
  on December 5 at
  $0.25 per share                -   $        -         -   $     -  $        -  $     200  $         -   $         -   $       200

Treasury Stock,
  4,000 shares issued
  on December 5 at
  $0.25 per share                -   $        -         -   $     -  $        -  $   1,040  $         -   $         -   $     1,040

Treasury Stock issued
  for subscription,
  8,000 shares issued
  on December 5 at
  $0.24 per share                -   $        -         -   $     -  $        -  $     160  $         -   $         -   $       160

Treasury Stock, at cost
  for services
  368,000 shares issued
  on December 5 at
  $0.26-$0.27 per share          -   $        -         -   $     -  $        -  $   92,980   $       -   $         -   $    92,980

Stock issued on
  December 16, 2003
  for sale
  at $0.10 per share        20,000   $    2,000         -   $     -  $        -  $        -   $       -   $         -   $     2,000

Treasury Stock, at cost
  for services
  532,700 shares issued
  on December 17 at
  $0.27 per share                -   $        -         -   $     -  $        -   $ 143,829   $       -   $         -   $   143,829

Stock issued on
  December 17, 2003
  for sale
  at $0.10 per share        10,000   $    1,000          -  $     -  $        -   $       -   $       -   $         -   $     1,000

Stock issued for
  payment of
  services on
  December 17, 2003
  at $0.07 per share       657,300   $   65,730          -  $     -  $  (19,719)  $       -   $       -   $         -   $    46,011

Stock issued for
  payment of officers'
  salaries and
  directors' fees on
  December 17, 2003
  at $0.07 per share     1,500,000   $  150,000         -   $     -  $  (45,000)  $       -   $       -   $         -   $   105,000

Stock issued for
  payment of royalty
  on natural gas project
  December 18, 2003
  at $0.06 per share    25,000,000   $2,500,000          -  $     -  $(1,000,000) $(1,500,000)$       -   $         -   $         -

Stock issued for
  payment of
  services on
  December 18, 2003
  at $0.06 per share       162,500   $   16,250          -  $     -  $   (6,500)  $       -   $       -   $         -   $     9,750


                            The accompanying notes form an integral part of these financial statements.

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

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

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Discount on
  February 3, 2004 for
  convertible note           -   $        -         -   $     -  $  100,000   $       -   $         -   $          -   $   100,000

Stock issued on
  February 6, 2004
  for sale
  at $0.25 per share    45,000   $    4,500         -   $     -  $    6,750   $       -   $         -   $          -   $    11,250

Stock issued on
  February 10, 2004
  for sale
  at $0.20 per share    20,000   $    2,000         -   $     -  $    2,000   $       -   $         -   $          -   $     4,000

Stock issued on
  February 10, 2004
  for sale
  at $0.30 per share    10,000   $    1,000         -   $     -  $    2,000   $       -   $         -   $          -   $     3,000

Stock issued on
  February 10, 2004
  for services
  rendered at $0.51
  per share             15,625   $    1,563         -   $     -  $    6,406   $       -   $         -   $          -   $     7,969

Stock issued on
  February 10, 2004
  for services
  rendered, at
  $0.51 per share      930,000   $   93,000         -   $     -  $  381,300   $       -   $         -   $          -   $   474,300

Stock issued on
  February 13, 2004
  for sale
  at $0.225 per share   20,000   $    2,000         -   $     -  $    2,500   $       -   $         -   $          -   $     4,500

Stock issued on
  February 13, 2004
  for sale
  at $0.325 per share   75,000   $    7,500         -   $     -  $   16,875   $       -   $         -   $          -   $    24,375

Stock issued on
  February 13, 2004
  for sale
  at $0.30 per share    23,000   $    2,300         -   $     -  $    4,600   $       -   $         -   $          -   $     6,900

Stock issued on
  February 13, 2004
  for services
  rendered, at
  $0.52 per share       15,000   $    1,500         -   $     -  $    6,300   $       -   $         -   $          -   $     7,800


                            The accompanying notes form an integral part of these financial statements.

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued on
  February 19, 2004
  for sale
  at $0.10 per share    40,000   $    4,000         -   $     -  $      400   $       -   $         -   $          -   $     4,400

Stock issued on
  February 19, 2004
  for private
  placement subscribed
  in August 2002 at
  $1.00 per share      100,000   $   10,000         -   $     -  $   90,000   $(100,000)  $         -   $          -   $         -

Stock issued on
  February 25, 2004
  for sale
  at $0.325 per share  118,138   $   11,814         -   $     -  $   26,581   $       -   $         -   $          -   $    38,395

Stock issued on
  February 25, 2004
  for services
  rendered at
  $0.60 per share      530,000   $   53,000         -   $     -  $  265,000   $       -   $         -   $          -   $   318,000

Stock issued on
  February 25, 2004
  for services
  rendered at
  $0.60 per share       38,462   $    3,846         -   $     -  $   19,231   $       -   $         -   $          -   $    23,077

Stock issued on
  February 25, 2004
  for sale
  at $0.50 per
  share              1,124,334   $  112,433         -   $     -  $  449,734   $       -   $         -   $          -   $   562,167

Stock issued on
  February 26, 2004
  for services
  rendered at
  $0.50 per share       61,000   $    6,100         -   $     -  $   24,400   $       -   $         -   $          -   $    30,500

Stock issued on
  February 26, 2004
  for sale
  at $0.325 per
  share                136,538   $   13,654         -   $     -  $   30,721   $       -   $         -   $          -   $    44,375

Stock issued on
  February 26, 2004
  for sale
  at $0.50 per
  share                100,000   $   10,000         -   $     -  $   40,000   $       -   $         -   $          -   $    50,000

Stock issued on
  March 2, 2004
  for sale
  at $0.50 per
  share                539,000   $   53,900         -   $     -  $  215,600   $       -   $         -   $          -   $   269,500


                            The accompanying notes form an integral part of these financial statements.

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued on
  March 2, 2004
  for sale
  at $0.4989 per
  share                 14,000   $    1,400         -   $     -  $    5,585   $       -   $         -   $          -   $     6,985

Stock issued on
  March 3, 2004
  for services
  rendered at
  $0.50 per share       27,650   $    2,765         -   $     -  $   11,060   $       -   $         -   $          -   $    13,825

Stock issued on
  March 3, 2004
  for services
  rendered at
  $0.63 per share       35,000   $    3,500         -   $     -  $   18,550   $       -   $         -   $          -   $    22,050

Stock issued on
  March 3, 2004
  for sale
  at $0.325 per
  share                 10,000   $    1,000         -   $     -  $    2,250   $       -   $         -   $          -   $     3,250

Treasury stock,
  at cost, 100,000
  shares repurchased
  on March 8, 2004           -   $        -         -   $     -  $        -   $(100,000)  $         -   $          -   $  (100,000)

Stock issued on
  March 11, 2004
  for sale
  at $0.325 per
  share                 10,000   $    1,000         -   $     -  $    2,250   $       -   $         -   $          -   $     3,250

Stock issued on
  March 11, 2004
  for collateral of
  loan, at fair
  value of $0.55
  per share          1,000,000   $  100,000         -   $     -  $  150,000   $(250,000)  $         -   $          -   $         -

Stock issued
  for services
  rendered at
  market value of
  February 27,
  2004 at $0.49
  per share              6,122   $      612         -   $     -  $    2,388   $       -   $         -   $          -   $     3,000

Stock issued on
  March 26, 2004
  for sale
  at $0.35 per
  share                100,000   $   10,000         -   $     -  $    25,000  $       -   $         -   $          -   $    35,000

Common stock
  subscribed
  March 31, 2004
  restricted shares          -   $        -         -   $     -  $         -  $ 195,625   $         -   $          -   $   195,625


                            The accompanying notes form an integral part of these financial statements.

                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Treasury stock
  acquired on April
  8, 2004 for
  settlement,
  500,000 shares,
  at par value               -   $        -         -   $     -  $    50,000  $ (50,000)  $         -   $          -   $         -

Stock issued on
  April 13, 2004
  for services
  rendered at
  market value of
  $0.55 per share       20,000   $    2,000         -   $     -  $     9,000  $       -   $         -   $          -   $    11,000

Common stock
  subscribed
  April 02, 2004
  restricted shares          -   $        -         -   $     -  $         -  $  30,000   $         -   $          -   $    30,000

Stock issued on
  April 13, 2004
  for subscription
  in March 2004 at
  $0.50 per share      200,000   $   20,000         -   $     -  $    80,000  $(100,000)  $         -   $          -   $         -

Common stock
  subscribed
  April 27, 2004
  unrestricted shares        -   $        -         -   $     -  $         -  $  10,250   $         -   $          -   $    10,250

Stock issued on
  April 28, 2004
  for services
  rendered, at
  market value of
  $0.50 per share      150,000   $   15,000         -   $     -  $    60,000  $       -   $         -   $          -   $    75,000

Stock issued on
  May 14, 2004
  for subscription
  in April 2004 at
  $0.325 per share      21,538   $    2,154         -   $     -  $     4,846  $  (7,000)  $         -   $          -   $         -

Stock issued on
  May 14, 2004
  for services
  rendered, at
  market value of
  $0.42 per share      215,000   $   21,500         -   $     -  $    68,800  $       -   $         -   $          -   $    90,300

Stock issued on
  May 19, 2004
  for subscription in
  March and April 2004
  at $0.325 per share  163,846   $   16,385         -   $     -  $    36,865  $ (53,250)  $         -   $          -   $         -

Stock issued on
  May 19, 2004
  for services
  rendered, at
  market value of
  $0.37 per share       15,000   $    1,500         -   $     -  $     4,050  $       -   $         -   $          -   $     5,550


                            The accompanying notes form an integral part of these financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------
Stock issued on
  May 19, 2004
  for subscription
  in March 2004 at
  $0.50 per share      200,000   $   20,000         -   $     -  $    80,000  $(100,000)  $         -   $          -   $         -

Stock issued on
  June 14, 2004
  for sale at
  $0.50 per share       90,000   $    9,000         -   $     -  $    36,000  $       -   $         -   $          -   $    45,000

Stock issued on
  June 14, 2004
  for services
  rendered at
  market value of
  $0.39 per share       55,000   $    5,500         -   $     -  $    15,950  $       -   $         -   $          -   $    21,450

Stock issued on
  June 21, 2004 for
  conversion from
  promissory note at
  $0.50 per share       41,400   $    4,140         -   $     -  $    16,360  $       -   $         -   $          -   $    20,500

Stock issued on
  June 29, 2004 for
  services rendered
  at market value of
  $0.35 per share       15,000   $    1,500         -   $     -  $     3,750  $       -   $         -   $          -   $     5,250

Warrants issued
  To consultants             -   $        -         -   $     -  $   459,303  $       -   $         -   $   (459,303)  $         -

Advances to related
  Party                      -   $        -             $     -  $         -  $  (75,000) $         -   $          -   $   (75,000)

       Net (Loss)            -   $        -         -   $     -  $         -  $       -   $         -   $ (3,005,381)  $(3,005,381)
                    -----------  -----------  --------  -------  -----------  ----------  ------------  -------------  ------------
Balance at
  June 30, 2004      89,786,398  $ 8,978,640        -   $     -  $ 4,817,217  $(2,353,375)$(1,739,945)  $(11,133,280)  $(1,430,743)
                    ===========  ===========  ========  =======  ===========  =========== ============ ==============  ============


                           The accompanying notes form an integral part of these unaudited financial statements.



                                            INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                  (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FROM INCEPTION OF DEVELOPMENT STAGE TO September 30, 2004 (CONTINUED)

                                                                                            Accumulated   Accumulated
                              Common Stock         Preferred Stock                            Deficit       Deficit        Total
                        ------------------------  -----------------   Additional              Before        During     Shareholders'
                                                                       Paid-in     Other    Development   Development     Equity
                          Shares       Amount      Shares    Amount    Capital     Items       Stage         Stage       (Deficit)
                        -----------  -----------  --------  -------  -----------  --------  ------------  ------------  ------------

Stock issued on July
  14, 2004 for
  services rendered
  at market value of
  $0.34 per share       130,000  $    13,000        -   $     -  $    31,200  $         -  $         -   $              $    44,200

Stock issued on August
  17, 2004 for
  services rendered
  at market value of
  $0.32 per share       750,000   $   75,000        -   $     -  $   165,000  $         -  $         -   $          -   $   240,000

Stock issued on August
  23, 2004 for
  services rendered
  at market value of
  $0.31 per share        32,500  $     3,250        -   $     -  $     6,825  $         -  $         -   $          -   $    10,075

Stock issued on August
  27, 2004 for
  services rendered
  at market value of
  $0.30 per share       250,000  $    25,000        -   $     -  $    50,000  $         -  $         -   $          -   $    75,000

Stock issued on
  September 15, 2004
  For services rendered
  at market value of
  $0.27 per share       100,000  $    10,000        -   $     -  $    17,000  $         -  $         -   $          -   $    27,000

Stock issued on
  September 21, 2004
  For services rendered
  at market value of
  $0.27 per share        85,000  $     8,500        -   $     -  $    14,450  $         -  $         -   $          -   $    22,950

Stock issued on
  September 24, 2004
  for services rendered
  at market value of
  $0.24 per share        25,000  $     2,500        -   $     -  $     3,500  $         -  $         -   $          -   $     6,000

Stock issued on
  September 27, 2004
  For services rendered
  at market value of
  $0.22 per share        25,000  $     2,500        -   $     -  $     3,000  $         -  $         -   $          -   $     5,500

      Net (Loss)              -  $         -        -   $     -  $         -  $         -  $         -   $   (776,403)  $  (776,403)
                     ----------  -----------  -------   -------  -----------  ------------ ------------  -------------  ------------

Balance at
  September 30, 2004 91,183,898  $ 9,118,390        -   $     -  $ 5,108,193  $(2,353,375) $(1,739,945)  $(11,909,684)  $(1,776,421)
                     ==========  ===========  =======   =======  ===========  ============ ============  =============  ============


                           The accompanying notes form an integral part of these unaudited financial statements.

                                                                24



                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                          INCREASE (DECREASE) IN CASH
                                                 (Unaudited)

                                                                                                        For the Period
                                                                                                         July 1, 1993
                                                                                                        (inception of
                                                                     For The Three Months Ended          development
                                                                   -------------------------------        stage) to
                                                                    September 30     September 30        September 30
                                                                         2004           2003                 2004
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
    NET LOSS                                                       $    (776,403)   $    (217,831)      $ (11,909,684)
                                                                   --------------   --------------      --------------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

      Stock issued for services performed                                430,725           25,500           4,607,141
      Loss on impairment of land and assets                                   --               --             277,356
      Non-cash compensation and promotion                                     --               --             543,263
      Non-cash treasury stock                                                 --               --             102,424
      Expenses paid by a reduction of loan commitment fee                     --               --              30,000
      Depreciation                                                         2,519            1,075              11,073
      Net transfer of assets and liabilities to
        fellow subsidiary                                                     --               --            (381,161)

    CHANGES IN ASSETS (LIABILITIES):
      (INCREASE) DECREASE IN ASSETS:
         Prepaid expenses and other receivables                               --           21,500                  --
         Interest receivable from majority stockholder                    (6,750)          (6,750)            (90,801)
         Deposits                                                             --               --                (910)
         Receivable from related party                                    (8,202)              --              (8,202)

      INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                           (25,851)        (153,340)          1,275,574
         Accrued interest payable                                          5,153           14,641             524,013
                                                                   --------------   --------------      --------------

           Total adjustments                                             397,594          (97,374)          6,890,070
                                                                   --------------   --------------      --------------

           Net cash used in operating activities                        (378,809)        (315,205)         (5,019,916)
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Due from related party                                               (23,012)              --             (98,012)
    Capitalized land development costs                                        --               --            (181,877)
    Refundable loan commitment fee                                            --               --             (30,000)
    Prepaid deposit for natural gas                                           --               --            (100,000)
    Purchase of furniture and equipment                                       --             (525)            (60,891)
    Purchase of land                                                          --               --              (4,620)
                                                                   --------------   --------------      --------------

           Net cash used in investing activities                         (23,012)            (525)           (475,400)
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Cash overdraft                                                        24,410               --              24,410
    Proceeds from issuance of common stock                                    --           53,411           3,554,528
    Proceeds from convertible notes payable                               22,341               --           1,610,108
    Advances from majority stockholder                                        --               --             444,218
    Proceeds from private placement and common stock subscribed               --          105,420             138,295
    Proceeds from mortgage                                                    --               --             178,750
    Advances from related parties                                        163,700          200,703             186,144
    Repayment of convertible notes payable                                    --           (2,000)            (70,396)
    Repayment of notes to parent company                                      --          (24,650)           (570,743)
                                                                   --------------   --------------      --------------

           Net cash provided by financing activities                     210,451          332,884           5,495,314
                                                                   --------------   --------------      --------------


              The accompanying notes form an integral part of these unaudited financial statements.

                                                      25

                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                          INCREASE (DECREASE) IN CASH
                                                 (Unaudited)

                                                                                                        For the Period
                                                                                                         July 1, 1993
                                                                                                        (inception of
                                                                     For The Three Months Ended          development
                                                                   -------------------------------        stage) to
                                                                    September 30     September 30        September 30
                                                                         2004           2003                 2004
                                                                   --------------   --------------      --------------



NET INCREASE IN CASH                                               $    (191,370)   $      17,154       $          --

CASH - BEGINNING OF PERIOD                                         $     191,370    $      22,902                  --
                                                                   --------------   --------------      --------------

CASH - END OF PERIOD                                               $          --    $      40,056       $          --
                                                                   ==============   ==============      ==============




SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                  $      12,333    $         630       $     364,000
                                                                   ==============   ==============      ==============

    Income taxes paid                                              $          --    $          --       $       7,073
                                                                   ==============   ==============      ==============

SUPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Assumption of debt in connection with the acquisition
      of land held for development                                 $          --    $          --       $     873,000
                                                                   ==============   ==============      ==============

    Common stock issued for purchase of land                       $          --    $          --       $     500,000
                                                                   ==============   ==============      ==============

    Common stock issued for payment of accounts payable            $          --               --       $     154,916
                                                                   ==============   ==============      ==============

    Common stock issued as prepayment for natural gas project      $          --    $          --       $      50,000
                                                                   ==============   ==============      ==============

    Common Stock issued for services performed                     $     430,725    $      25,500       $   4,607,141
                                                                   ==============   ==============      ==============


              The accompanying notes form an integral part of these unaudited financial statements.



                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                               SEPTEMBER 30, 2004
                               ------------------

1.     Description of Business:
       -----------------------

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

2.     Basis of Presentation:
       ----------------------

These condensed financial statements have been prepared by the Company without audit. In the opinion of Management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Indigenous Global Development Corporation as of September 30, 2004, the results of its operations, changes in equity and cash flows for the periods ended September 30, 2004 and 2003 and for the period from inception of the development stage, July 1, 1993 to September 30, 2004.

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

These financial statements have been prepared on the going concern basis. At present, the Company has no revenue from operations and is dependent on funds from borrowing and private financing to fund its day-to-day cash requirements. The Company raised total $1.1 million in operating capital during fiscal year ending June 30, 2004 from 506-limited offering memorandum. However, there is substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and the funding noted above, settlement of delinquent notes payable, or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is Management's objective to settle the delinquent notes payable, seek additional capital and funding sources to finance its future operations.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

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

(3) Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2004, the fair value of all financial instruments approximated carrying value.

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

       ------------------------------------------------------

(7) Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Through September 30, 2004, the Company has not had any significant revenue.

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

(10) Stock-Based Compensation

As of September 30, 2004, the Company does not have any stock based compensation plans. Common stock issued for compensation or other services rendered are due to lack of cash to pay for services. The stock is issued at the discretion and approval of the Board of Directors of the Company.

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

       ------------------------------------------------------

 (13) New Accounting Pronouncements

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

In December 2003, the FASB concluded to revise certain elements of FIN-46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, which was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN-46 should be applied in periods ending after December 15, 2003. 2003. Otherwise, FIN-46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004, and for registrants who file under Regulation S-B, in periods ending after December 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

4.     Common Stock:
       -------------

During the three months ended September, 2004, the Company issued 1,397,500 shares of common stock at fair value of $430,725 as payment for services rendered. Fair value was determined based upon the closing market price of the common stock on the date shares were issued.

5.     Loss per Common Share:
       ----------------------

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

6.     Notes Payable:
       --------------

All of the convertible notes payable, requiring interest payment at either 10% or 12% per annum, had matured at various dates prior to June 30, 2004. Interest payments are being made on the notes when the Company has sufficient funds to make the monthly payments. The Company is in default on interest payments of approximately $115,115 and on the notes of totaling $656,300 at September 30, 2004.

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

Interest expense relating to the above convertible notes for the three months ended September 30, 2004 and 2003 totaled $10,439 and $15,271, respectively.

The Company received a loan of $250,000 in February, promising to pay the principal of $250,000 from net proceeds that First Indigenous Depository Company
(FIDC) will receive from its natural gas sales plus an additional $250,000 of interest. This loan is secured by net profit from FIDC's natural gas sales and 1,000,000 shares of the Company as collateral, which are currently held by the note holder. The 1,000,000 shares of stock held as collateral were valued at $250,000 on the date of issuance and the value is recorded as a contra equity account in other items on the statement of shareholders' equity. The note is in default and the lender has filed a lawsuit to enforce their rights, the Company is currently in discussion with the note holder for settlement.

The Company has a loan of $100,000 in February. The repayment of this loan will be made from the net profit from FIDC. In November 2004, the Company reached an agreement with the note holder that the Company would make repayment of $100,000 plus 1,000,000 shares of the Company's stock by December 2004. The 1,000,000 shares of stock to be given as collateral will not be recorded on the books until the stock is issued.

Currently, the Company is in the process of obtaining a $300,000 loan and has issued 5,000,000 shares of its common stock, which has been placed in an escrow account in the name of the Company as collateral on the loan. The loan would bear interest at 4% per year and would be repaid two years from the date the loan is funded. Upon the occurrence of repayment of the loan the shares would be cancelled or put into to treasury by the Company or upon default the Company would expense the fair market value of the stock.

7.     Due to Majority Stockholder:
       ----------------------------

The amount due is unsecured and relates to advances from the majority stockholder, UNDC, to finance the operations of the Company. Of the amount due, $310,000 relates to unsecured notes payable, bearing interest at 12% per annum and payable on demand. The remaining balance comprises a general advance account with bear interest at 6% per annum and is repayable on demand.

8.     Due to Related Parties:
       -----------------------

The amounts due are unsecured, with various interest rate in the range of 0%-15%, and are repayable on demand.

9.    Subsequent Events:
       ------------------

In November 2004, The Company reached a settlement agreement with a note holder to repay the principal of $100,000 plus 1,000,000 shares of the Company's common stock by December 2004.

Currently, the Company is in the process of obtaining $300,000 and will issue 5,000,000 shares for collateral of the loan. This loan would bear the interest of 4% per year and would be repaid in two years from the date of loan. Market value of 5,000,000 shares of stock that will be held as collateral will be recorded at fair market value on the date of issuance.

Subsequent to the end of the September 30, 20004 quarter, IGDC formed a Native American winery named Indigenous Wine, LLC. Indigenous Wine, LLC is currently working to place its "Vinetou" wine varietals in five top restaurants located in San Francisco. This will help Indigenous Wine, LLC gain prestige for its label to enable it to present its wines to the casino resort market. It currently has five casino resorts who have expressed strong interest in featuring the Vinetou wine on their wine lists.

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


ITEM 2. PLAN OF OPERATIONS

There were no changes to the significant accounting policies adopted by the Company or reported to the Company's annual report on Form 10-KSB for the year ended June 30, 2004, and there were no new accounting pronouncements adopted by the Company since then.

The Critical accounting estimate made by the Company relate to the estimated useful lives that projects are expected to generate revenues and furniture and equipment are depreciated. There has been no change to these estimates during the current quarterly period.

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

First Indigenous Depository Company LLC
----------------------------------------

In December 2003, IGDC organized the First Indigenous Depository Company (FIDC) as a federal Section 17 company on the Warm Spring Indian Reservation in Oregon. FIDC is a holding company of IGDC and organized to develop the potential to provide economic resources to Indian Country. It will engage in energy projects, structured finance, economic planning and economic education for Indian Country.

To provide need expertise and staff for the FIDC effort, the Company signed an agreement with Breakwater Investment Group, LLC in March 2004. Under the joint venture, FIDC and Breakwater formed First Indigenous Investment Group (FIIG) to provide investment and financial services for Native and Indigenous tribal projects in the United States, Canada and with international financial institutions. FIDC and its First Indigenous Investment Group's offices are on the Warm Springs Indian Reservation in Oregon and have an administrative office in San Francisco.

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

Board of Directors
------------------

IGDC is pursing the addition of five board members to its existing board of directors. The proposed board members identified by IGDC bring added industry expertise to help the Company grow. The proposed new board members include two tribal chairmen, a healthcare CEO, an aviation and energy CEO and a natural gas and renewable energy CEO. The five new board members once they accept the position will join the existing two board members - the CEO and Corporate Secretary.

At this time the healthcare and the aviation and energy Chief Executive Officers have accepted the board of director positions. Completion of new board of directors process is expected by early 2005.

Reorganization of IGDC's Management Structure
---------------------------------------------

To streamline the Company's processes and ensure continuity and structure to its programs, IGDC reorganized its management structure in July 2004. The reorganization included naming a Chief Operating Officer and four Managing Directors. Under this structure, the Managing Directors oversee the staff and programs in the following areas: Energy, International Programs, Healthcare, Tribal Relations and Finance. The company is also doing a search for a Chief Operations Officer.

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

In the past fiscal year, IGDC also added additional full-time and consulting staff to help it deliver on its business model. The new staff are in administration, finance, sales, energy, healthcare, international programs and housing to bring the total number of full-time, contract and part-time employees from 8 employees in 2002/2003 to 21 as of September 2004. IGDC is also completing an Employee Stock Ownership Plan for its employees.

The accomplishments by the Company in the areas of Energy, Tribal Financing and Healthcare for fiscal year up to the quarter ending September 30, 2004 are outlined below.

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

Phase two of the Company's natural gas program will begin in December 2004. In this phase, IGDC plans to increase the purchase and transport of Canadian natural gas into the U.S. nine-fold each quarter and is hoping to reach revenues from $36 to $108 million in the first full year of natural gas sales.

IGDC's contract with Cree Energy, LLC (signed in March 2004 with Lafond Financial) allows the Company to purchase and sell 92,700,000 MMBtus (90 billion cubic feet) of natural gas into the United States in fiscal year 2004/2005. The Company can also purchase the natural gas at a significant discount to the U.S. spot market, for the next 25 years. IGDC will sell the natural gas to established purchasers and use it to fuel its power plant program. IGDC's proposed program includes 10 - 43 megawatt peaker and 49.5-megawatt baseload plants scheduled to start next year to support this nation's demand for reliable clean power.

IGDC also obtained contracts with the Southern Ute Tribal Nation from Colorado to buy and sell its Native natural gas to purchasers in the United States mid-markets. The first shipment of natural gas from this contract is scheduled for November 2004. This contract allows for ongoing purchase of the natural gas between the two United States Tribal Sovereign Nations.

2) Peaker and Baseload Plant Program

Natural gas is the major expense to run a gas-fired co-generation electric power plant (70 to 75 percent of the total cost). With a reliable and discounted rate on natural gas, IGDC is also focusing its efforts on acquiring and managing gas-fired electric power plants in the Western States starting at 43 megawatts.

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

IGDC is also seeking funding for its first California based peaker plant and hopes to obtain approvals and begin construction in the first part of 2005.

IGDC also contracted with PB Power in June 2004 to help it design its first peaker plant project and assist it in its efforts to secure a power purchase agreement in California.

3) Mag Power and Renewable Energy Programs

In May 2004, IGDC and Mag Power Japan Corporation, Ltd. signed a contract making IGDC the exclusive distributor of Mag Power's innovative electrical power generation products in the Western Hemisphere. The joint development contract allows the Company to assemble, distribute and market the Mag Power products in the Western Hemisphere for five years with a five-year renewable option. IGDC is in negotiations to site an assembly facility for the final Mag Power products on native lands on the West Coast. This effort can create up to 100 jobs for tribal members.

The Mag Power program includes two products. The first is the Magnetic Accelerator Electric Generator that is an innovative invention that uses an enclosed wind box turbine and magnet technology to generate low cost renewable energy electricity. The second product is the Micro Turbine Technology which is a revolutionary Double Rotor System that provides approximately twice the amount of energy previously offered by other wind turbine generators. This enables considerable energy savings to customers and promotes environmentally friendly renewable energy practices.

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

4)  Strategic Partnerships

To gain momentum in its energy program IGDC signed the following strategic partnerships in fiscal year 2003/2004 and in the first quarter of 2004/2005:

IGDC contracted with TRC Solution, Inc. in August 2003 to assist it in several energy initiatives including developing a natural gas fired electrical generating facility on the West Coast. TRC's work included providing expertise in financing, permitting and construction of power plant projects. It's expertise on natural gas also helped IGDC complete the first ever Tribal nation to Tribal nation sale of the Canadian First Nations natural gas into the U.S.

In November 2003, IGDC signed a joint venture agreement with Challenger Investment Company (CIC). CIC's consultant role included providing added resources including marketing, human resources and expertise and contacts in the natural gas business. Additional support by CIC included marketing of the First Nations natural gas. The Company ended this joint venture with CIC in early September 2004. To replace the needed natural gas expertise, the Company signed a comprehensive natural gas marketing agreement with DMJ gas Marketing Consultants, LLC located in Dublin, California in late September.

Under the agreement, DMJ will market the Company's Canadian First Nations natural gas into the United States natural gas market. The marketing agreement is in line with the start of the Company's second phase of its Canadian First Nations natural gas program with Cree Energy, Ltd. The Company's next purchase is approximately $3 million of natural gas per month. The amount will increase to $6 million in the next quarter and up to $9 million of natural gas per month within 18 months.

In May 2004, IGDC signed a contract with Mag Power Japan Corporation Ltd. to be the exclusive distributor of Mag Power's innovative electrical power generation products in the Western Hemisphere.

In March 2004, IGDC announced the signing of an agreement with Cree Energy, Ltd. to buy and sell Canadian First Nations natural gas in the United States.

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

In late September 2004, the Company signed a comprehensive natural gas marketing agreement with DMJ Gas Marketing Consultants, LLC. Under the agreement, DMJ will market the Company's Canadian First Nations natural gas into the United States natural gas market.

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

The mortgage group began presenting its low cost mortgage program to California tribes in the late 2003. It is negotiating a source for low cost pre-fabricated housing for its Native Housing program. The housing projects are expected to begin in early 2005.

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

Other Recent Developments
-------------------------

1) $1.1 Million Raised Using a 506 Limited Offering Memorandum

During the fiscal year ended June 30, 2004, IGDC opened a 506-limited offering memorandum which offered for sale to "accredited investors" up to 3,000,000 units, each consisting of one share of common stock and one common stock purchase warrant at an offering price of $.50 per unit. Each warrant will entitle the holder to purchase one share of common stock at a price of $1 per share on or before February 28, 2005. From this Limited Offering Memorandum IGDC raised $1.1 million in operating capital for payment of existing liabilities, corporate working capital which includes legal and accounting services, office, salary and administrative expenses and to finance project development (primarily to help with the shipment of natural gas).

2) Indigenous Wine, LLC is formed

Subsequent to the end of the September 30, 20004 quarter, IGDC formed a Native American winery named Indigenous Wine, LLC. Indigenous Wine, LLC is currently working to place its "Vinetou" wine varietals in five top restaurants located in San Francisco. This will help Indigenous Wine, LLC gain prestige for its label to enable it to present its wines to the casino resort market. It currently has five casino resorts who have expressed strong interest in featuring the Vinetou wine on their wine lists.

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

Liquidity and Capital Resources
-------------------------------

The Company had no revenue from operations during the three months ended September 30, 2004 and 2003.

At September 30, 2004 the Company had negative cash balance of $0 and negative Working capital of $1,615,538. The decrease in cash during the three months ended September 30, 2004 of $191,370 was due to expenses for office operations.

Cash used in operations for the three months ended September 30, 2004 was $378,809 compared to cash used in operations of $315,205 for the corresponding period of the prior year.

At September 30, 2004, the Company had total liabilities of $1,923,740, of which $656,300 related to notes payable plus accrued interest of $510,395 and $232,839 was included in accounts payable as a provision for loss on the legal matters noted below under other information. The Company has a net working capital deficit of $1,615,538 and a stockholders' deficit of $1,776,421 at September 30, 2004.

The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no revenue from operations and is dependent on majority stockholder and private financing to fund its day-to-day cash requirements. The Company has raised approximately $1.1 million through a 506 limited offering memorandum during the fiscal year ended June 30, 2004 and is seeking additional sources of financing for payment of existing liabilities, corporate working capital which includes legal and accounting services, office, salary and administrative expenses and to finance project development (primarily to help with the shipment of natural gas).


Item 3.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2004. Based upon that evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

The following is a summary of the pending and settled legal matters during the fiscal year ending September 30, 2004:

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

Cibener vs. United Native Depository Corporation et al.

On August 31, 2004, the Company reached a settlement of this action in which it agreed to pay $150,000 to plaintiff by September 17, 2004. As a further condition to the settlement, the Company agreed to arrange transfer of 100,000 shares of restricted stock from a third party to plaintiff. The Company settled this obligation in October 2004 with payment of $150,000 and the said restricted stock transfer to the plaintiff. There is no further liability.

Note holder vs Indigenous Global Development Corporation

A note holder has filed a lawsuit for default of $250,000 note to enforce their rights. The Company is in discussion with the note holder and is close to reaching a settlement. No additional dollar amount in penalties is due except for interest to the lender.

The Company expects to pay the agreed settlement amounts when it obtains further funds.

Item 2. Changes in Securities.
------------------------------

By agreement dated May 15, 2001, United Native Depository Corporation (UNDC) acquired 51% controlling interest in the Company. Common stock was issued to UNDC for cash and a promissory note of $300,000. The note is presented in the stockholders' deficit section of the balance sheet. During the three months ended September, 2004, the Company (i) issued 1,397,500 shares of common stock at fair value of $430,725 as payment for services rendered, and (ii) issued 5,000,000 shares under the Company's name for collateralizing a loan.

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

     No reports on Form 8-K.

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  November 22, 2004              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer