Form 10KSB/A
period 2004-09-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2004-12-07
CIK 915461

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amendment No. 1
                                  FORM 10-KSB/A

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



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
September 24, 2004


                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                       JUNE 30, 2004


                                          ASSETS

CURRENT ASSETS
       Cash                                                                  $   191,370
                                                                             ------------

FIXED ASSETS,
  net of accumulated depreciation of $8,255                                       30,145
                                                                             ------------

OTHER ASSETS
       Deposits                                                                  110,910
                                                                             ------------

                  Total Assets                                               $   332,425
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Convertible notes payable                                             $   656,300
       Accounts payable and accrued expenses                                     299,399
       Accrued interest payable                                                  482,554
       Due to majority stockholder                                                22,415
       Loans payable, related party                                                2,500
                                                                             ------------

                  Total Current Liabilities                                    1,463,168
                                                                             ------------

Notes Payable                                                                $   300,000

SHAREHOLDERS' DEFICIT
       Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                                    --
       Common stock; 100,000,000 shares authorized, 89,786,398 shares
         issued and 89,186,398 shares outstanding, $.10 par value              8,978,640
       Additional paid in capital                                              4,817,217
       Common stock subscribed, unrestricted                                       9,000
       Receivable from holding company                                        (1,500,000)
       Advances to related party                                                 (75,000)
       Note receivable on sale of stock                                          (37,375)
       Note receivable from parent company on sale of stock                     (300,000)
       Deferred costs                                                            (50,000)
       Issuance of stock as collateral                                          (250,000)
       Treasury stock                                                           (150,000)
       Deficit accumulated before the development stage                       (1,739,945)
       Deficit accumulated during the development stage                      (11,133,280)
                                                                             ------------

                  Total Shareholders' Deficit                                 (1,430,743)
                                                                             ------------

                  Total Liabilities and Shareholders' Deficit                $   332,425
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

                                                                                          Accumulated    Accumulated
                          Common Stock         Preferred Stock                              Deficit        Deficit        Total
                    ------------------------  -----------------   Additional                Before         During      Shareholders'
                                                                   Paid-in      Other     Development    Development      Equity
                       Shares      Amount      Shares    Amount    Capital      Items        Stage          Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------ --------------  ------------
Stock issued on
  May 19, 2004
   for subscription
   in March 2004 at
   $0.50 per share      200,000   $   20,000         -   $     -  $    80,000  $(100,000)  $         -   $          -   $         -

Stock issued on
  June 14, 2004
   for sale at
   $0.50 per share       90,000   $    9,000         -   $     -  $    36,000  $       -   $         -   $          -   $    45,000

Stock issued on
  June 14, 2004
   for services
   rendered at
   market value of
   $0.39 per share       55,000   $    5,500         -   $     -  $    15,950  $       -   $         -   $          -   $    21,450

Stock issued on
   June 21, 2004 for
   conversion from
   promissory note at
   $0.50 per share       41,400   $    4,140         -   $     -  $    16,360  $       -   $         -   $          -   $    20,500

Stock issued on
   June 29, 2004 for
   services rendered
   at market value of
   $0.35 per share       15,000   $    1,500         -   $     -  $     3,750  $       -   $         -   $          -   $     5,250

Warrants issued
   to consultants             -   $        -         -   $     -  $   459,303  $       -   $         -   $   (459,303)  $         -

Advances to related
   Party                      -   $        -         -   $     -  $         -  $ (75,000)  $         -   $          -   $   (75,000)

       Net (Loss)             -   $        -         -   $     -  $         -  $       -   $         -   $ (3,005,381)  $(3,005,381)
                    -----------  -----------  --------   -------  -----------  ----------  ------------  -------------  ------------
Balance at
  June 30, 2004      89,786,398  $ 8,978,640         -   $     -  $ 4,817,217 $(2,353,375) $(1,739,945) $ (11,133,280)  $(1,355,743)
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

Per the note agreements, the notes payable are convertible into Company common stock at the note holder's option prior to maturity at the rate of one share for each $.50 of principal amount. Upon conversion, such stock is issued with warrants to purchase an equal number of shares of Company common stock over a three-year period at graduated prices as follows: (a) within year one at $1 per share; (b) between years one and two at $2 per share, and (c) thereafter at $3 per share. If not exercised, such warrants expire three years after issuance(see
Note 11).

                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

/s/ Deni Leonard             Chairman, Chief Executive Officer         Date: 12/07/04
------------------------     and Chief Financial Officer
    Deni Leonard             (principal executive officer and
                             principal financial officer)

/s/ Koji Homma               Secretary                                 Date: 12/07/04
------------------------
    Koji Homma