Form 10KSB/A
period 2004-06-30
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2005-04-20
CIK 915461

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 2
                                 FORM 10-KSB/A-2

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

Today, the Company is the first Native American majority owned public corporation and is incorporated in the State of Utah. The majority of shares of the Company was owned by UNDC until 2003, which was the first majority ownership of a public company by a Native American entity within the U.S., and currently the ownership of shares of the Company by First Indigenous Depository Company ("FIDC"), NETPHARMX, LLC and UNDC exceeds 50%. Both FIDC and NETPHARMX were established as holding companies of IGDC in the Warm Springs Indian Reservation in Oregon this year. FIDC is pursuing development of potential to provide economic resources in Indian countries through energy projects, structured finance, economic programs and so forth. NETPHARMX will engage in healthcare products and programs.

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
                                                       ==============

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realized, therefore,management has established a valuation allowance for that portion of deferred tax assets. The valuation allowance for deferred tax assets was $3,005,381 as of June 30, 2004. For the year ended June 30, 2004, the valuation allowance decreased by $205,000.

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

         (6) NETPHARMX is also a Section 17 company founded in the Warm Springs Reservation in Oregon. 98.5% of its ownership is under Mr. Deni Leonard.

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

ITEM 11. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
             ---------

3.1 Articles of Incorporation of IGDC (formally, Focal Corporation), a Utah Corporation*

3.2      By-laws of IGDC (formally, Focal Corporation), a Utah Corporation*

10.1     Material Contracts: Natural Gas Development Consulting Agreement

10.2     Material Contracts: Letter Agreement on Natural Gas Marketing

14.1     Code of Business Conduct and Ethics

14.2     Code of Business Ethics for CEO and Senior Financial Officers

31.      Certification of the Chief Executive Officer and Chief Financial
         Officer

32.      Certification Pursuant to Section 906 of the Sarbanes Oxley Act of
         2002

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


ITEM 14. PRINCIPAL FEES AND SERVICES

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: We agreed to pay Coldwell, Becker, Dervin, Petrick & Co a total of $21,259 and Stonefield & Josephson, Inc. $93,150 for the services rendered in connection with performance of our independent audits for the fiscal years ending June 2003 and 2004.

Tax Service Fees: We agreed to pay Stonefield & Josephson, Inc. a total of $5,000 for the services rendered related to tax services.

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