Form 10QSB
period 2004-12-31
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2005-04-20
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

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

         The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 94,997,648 on March 15, 2004.

                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                    INDEX

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                Page(s)

         Balance Sheet - December 31, 2004                                  3

         Statements of Operations for the three months/six months
         ended December 31, 2004 and 2003, and for the period
         from inception of development stage, July 1, 1993 to
         December 31, 2004                                                  4

         Statements of Shareholders' Deficit for the six
         months ended December 31, 2004 and for the period
         from inception of development stage, July 1,
         1993 to December 31, 2004                                        5 - 24

         Statements of Cash Flows for the six months ended
         December 31, 2004 and 2003 and for the period from
         inception of development stage, July 1, 1993 to
         December 31, 2004                                               26 - 27

         Notes to unaudited financial statements                         28 - 34

Item 2.  Plan of Operations                                              35 - 42

Item 3.  Controls and Procedures                                           42

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 43

Item 2.  Changes in Securities                                             44

Item 3.  Defaults upon Senior Securities                                   44

Item 4.  Submission of Matters to a Vote of Security Holders               44

Item 5.  Other Information                                                 44

Item 6.  Exhibits and Reports on Form 8-K                                  44

SIGNATURES                                                                 45


                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                     December 31, 2004


                                          ASSETS
                                                                             December 31,
                                                                                 2004
                                                                             ------------
CURRENT ASSETS
       Cash                                                                  $        --
                                                                             ------------

                  Total Current Assets                                       $        --

FIXED ASSETS,
  net of accumulated depreciation of $13,186                                      26,271
                                                                             ------------

OTHER ASSETS
       Deposits                                                                  110,910
                                                                             ------------

                  Total Assets                                               $   137,181
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Cash/bank overdraft                                                   $     5,454
       Convertible notes payable                                                 652,300
       Accounts payable and accrued expenses                                     259,618
       Accrued interest payable                                                  510,148
       Due to affiliates                                                         139,960
       Loans payable, related party                                              330,341
                                                                             ------------

                  Total Current Liabilities                                    1,897,820
                                                                             ------------

Notes Payable                                                                $   300,000

SHAREHOLDERS' DEFICIT
       Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                                    --
       Common stock; 100,000,000 shares authorized, 97,497,648 shares
         issued and 92,497,648 shares outstanding, $.10 par value              9,249,765
       Additional paid in capital                                              5,094,418
       Common stock subscribed, restricted                                        72,000
       Common stock subscribed, unrestricted                                       9,000
       Receivable from shareholder company                                    (1,500,000)
       Advances to related party                                                 (43,020)
       Note receivable on sale of stock                                          (37,375)
       Note receivable from affiliate on sale of stock                          (300,000)
       Deferred costs                                                            (50,000)
       Issuance of stock as collateral                                          (250,000)
       Treasury stock                                                           (150,000)
       Deficit accumulated before the development stage                       (1,739,945)
       Deficit accumulated during the development stage                      (12,415,481)
                                                                             ------------

                  Total Shareholders' Deficit                                 (2,060,639)
                                                                             ------------

                  Total Liabilities and Shareholders' Deficit                $   137,181
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






                                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A Development Stage Company)
                                                     STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                                                                   For the Period
                                                                                                                    July 1, 1993
                                                                                                                   (inception of
                                              For The Three Months Ended          For The six Months Ended           development
                                            -------------------------------   -------------------------------         stage) to
                                              December 31      December 31      December 31      December 31         December 31
                                                 2004             2003              2004            2004                2004
                                            --------------   --------------   --------------   --------------      --------------

Net revenue from sale of land               $          --    $          --    $          --    $          --       $      81,256
                                            --------------   --------------   --------------   --------------      --------------

Operating expenses:
    General, selling and administrative
      expenses                                    141,900          100,614          283,430          170,837           3,618,739
    Consulting and management services            186,331          142,763          676,917          196,262           5,031,406
    Directors and officers fees and
      salaries                                     55,487          345,795           82,093          372,295           1,950,611
    Professional fees                              34,449           66,715           93,924          115,983             807,325
                                            --------------   --------------   --------------   --------------      --------------

       Total operating expenses                   418,166          655,887        1,136,363          855,377          11,408,080
                                            --------------   --------------   --------------   --------------      --------------

Operating loss                                   (418,166)        (655,887)      (1,136,363)        (855,377)        (11,326,824)
                                            --------------   --------------   --------------   --------------      --------------

Other income (expense):
    Gain on transfer of assets                         --               --               --               --             381,161
    Gain on extinguishment of debt                     --               --               --               --             213,843
    Interest income                                 6,750            6,750           13,500           13,500              98,059
    Loss on impairment of land                         --               --               --               --            (277,356)
    Loss on sale of treasury stock                     --          (58,000)              --          (58,000)            (58,000)
    Interest expense                              (94,381)         (33,804)        (159,337)         (58,896)         (1,446,364)
                                            --------------   --------------   --------------   --------------      --------------

       Total other income (expense)               (87,631)         (85,054)        (145,837)        (103,396)         (1,088,657)
                                            --------------   --------------   --------------   --------------      --------------

Net loss                                    $    (505,797)   $    (740,941)   $  (1,282,200)   $    (958,773)      $ (12,415,481)
                                            ==============   ==============   ==============   ==============      ==============

Net loss per common share
    - basic and diluted                     $      (0.006)   $      (0.014)   $      (0.014)   $      (0.019)      $      (0.323)
                                            ==============   ==============   ==============   ==============      ==============

Weighted average number of common
    shares outstanding
    - basic and diluted                        91,626,629       54,643,680       90,527,036       51,687,724          38,391,959
                                            ==============   ==============   ==============   ==============      ==============

                            The accompanying notes form an integral part of these financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                     FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

                                                                                           Accumulated   Accumulated
                          Common Stock         Preferred Stock                               Deficit       Deficit        Total
                    ------------------------  -----------------   Additional                  Before       During     Shareholders'
                                                                   Paid-in      Other      Development   Development     Equity
                      Shares       Amount      Shares    Amount    Capital      Items         Stage         Stage       (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------  -------------  ------------
Stock issued on
  May 19, 2004
  for subscription
  in March 2004 at
  $0.50 per share      200,000   $   20,000         -   $     -  $    80,000  $(100,000)  $         -   $          -   $         -

Stock issued on
  June 14, 2004
  for sale at
  $0.50 per share       90,000   $    9,000         -   $     -  $    36,000  $       -   $         -   $          -   $    45,000

Stock issued on
  June 14, 2004
  for services
  rendered at
  market value of
  $0.39 per share       55,000   $    5,500         -   $     -  $    15,950  $       -   $         -   $          -   $    21,450

Stock issued on
  June 21, 2004 for
  conversion from
  promissory note at
  $0.50 per share       41,400   $    4,140         -   $     -  $    16,360  $       -   $         -   $          -   $    20,500

Stock issued on
  June 29, 2004 for
  services rendered
  at market value of
  $0.35 per share       15,000   $    1,500         -   $     -  $     3,750  $       -   $         -   $          -   $     5,250

Warrants issued
  To consultants             -   $        -         -   $     -  $   459,303  $       -   $         -   $   (459,303)  $         -

Advances to related
  Party                      -   $        -             $     -  $         -  $  (75,000) $         -   $          -   $   (75,000)

       Net (Loss)            -   $        -         -   $     -  $         -  $       -   $         -   $ (3,005,381)  $(3,005,381)
                    -----------  -----------  --------  -------  -----------  ----------  ------------  -------------  ------------
Balance at
  June 30, 2004      89,786,398  $ 8,978,640        -   $     -  $ 4,817,217  $(2,353,375)$(1,739,945)  $(11,133,280)  $(1,430,743)
                    -----------  -----------  --------  -------  -----------  ----------  ------------  -------------  ------------


                           The accompanying notes form an integral part of these unaudited financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

                                                                                         Accumulated   Accumulated
                         Common Stock          Preferred Stock                             Deficit       Deficit         Total
                    ------------------------  ----------------   Additional                 Before        During      Shareholders'
                                                                  Paid-in       Other     Development   Development      Equity
                       Shares       Amount     Shares   Amount    Capital       Items        Stage         Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------  -------------  ------------
Stock issued on July
14, 2004 for
services rendered
at market value of
$0.34 per share           130,000  $    13,000         -  $     - $    31,200 $         -  $         -   $             $    44,200

Stock issued on August
17, 2004 for
services rendered
at market value of
$0.32 per share           750,000  $    75,000         -  $     - $   165,000 $         -  $         -   $             $   240,000

Stock issued on August
23, 2004 for
services rendered
at market value of
$0.31 per share            32,500  $     3,250         -  $     - $     6,825 $         -  $         -   $             $    10,075

Stock issued on August
27, 2004 for
services rendered
at market value of
$0.30 per share           250,000  $    25,000         -  $     - $    50,000 $         -  $         -   $             $    75,000

Stock issued on
  September 15, 2004
  For services rendered
at market value of
$0.27 per share           100,000  $    10,000         -  $     - $    17,000 $         -  $         -   $             $    27,000

Stock issued on
  September 21, 2004
  For services rendered
at market value of
$0.27 per share            85,000  $     8,500         -  $     - $    14,450 $         -  $         -   $             $    22,950

Stock issued on
  September 24, 2004
  for services rendered
at market value of
$0.24 per share            25,000  $     2,500         -  $     - $     3,500 $         -  $         -   $             $     6,000

Stock issued on
  September 27, 2004
  For services rendered
at market value of
$0.22 per share            25,000  $     2,500         -  $     - $     3,000 $         -  $         -   $             $     5,500


                           The accompanying notes form an integral part of these unaudited financial statements.



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION OF DEVELOPMENT STAGE TO DECEMBER 31, 2004 (CONTINUED)

                                                                                         Accumulated   Accumulated
                         Common Stock          Preferred Stock                             Deficit       Deficit         Total
                    ------------------------  ----------------   Additional                 Before        During      Shareholders'
                                                                  Paid-in       Other     Development   Development      Equity
                       Shares       Amount     Shares   Amount    Capital       Items        Stage         Stage        (Deficit)
                    -----------  -----------  --------  -------  -----------  ----------  ------------  -------------  -------------
Stock issued on
  November 26, 2004
  For donation             25,000  $     2,500         -       -  $    (2,500)          -  $         -  $          -              -

Stock issued on
  December 1, 2004
  for settlement
  agreement             1,000,000  $   100,000         -       -  $  (100,000)          -  $         -  $           -             -

Stock issued on
  December 1, 2004
  for services rendered
  at market value of
  $0.48 per share         168,750  $    16,875         -       -  $    64,125           -  $         -  $           -        81,000

Stock issued on
  December 1, 2004
  for sale at
  $0.22 per share         100,000  $    10,000         -       -  $    20,000           -  $         -  $           -        30,000

Stock issued on
  December 7, 2004
  for services rendered
  at market value of
  $0.33 per share          20,000  $     2,000         -       -  $     4,600           -  $         -  $          -          6,600

Loss related to
  stock utilized as
  collateral                    -  $         -         -       -  $         -      31,980  $         -  $          -    $    31,980

Common Stock
  subscribed during
  the quarter ended
  December 31, 2004             -  $         -         -       -  $         - $    72,000  $         -  $          -    $    72,000

Net (Loss)                      -  $         -         -       -  $         -           -  $         -  $ (1,282,200)   $(1,282,200)
                       -----------  -----------  --------  ------  ----------- ------------ ------------ -------------  ------------

Balance at
  December 31, 2004     92,497,648  $ 9,249,765         -  $    -  $ 5,094,418 $(2,249,395) $(1,739,945) $(12,415,481)  $(2,060,639)
                       ===========  ===========  ========  ======  =========== ============ ============ =============  ============


                           The accompanying notes form an integral part of these unaudited financial statements.




                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                                                                        For the Period
                                                                                                         July 1, 1993
                                                                                                        (inception of
                                                                       For The Six Months Ended          development
                                                                   -------------------------------        stage) to
                                                                     December 31      December 31         December 31
                                                                         2004           2003                 2004
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
    NET LOSS                                                       $  (1,282,200)   $    (958,773)      $ (12,415,481)
                                                                   --------------   --------------      --------------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

      Stock issued for services performed                                518,325          395,310           4,694,741
      Loss on impairment of land and assets                                   --               --             277,356
      Non-cash treasury stock                                                 --               --             102,424
      Non-cash compensation and promotion                                     --               --             543,263
      Expenses paid by a reduction of loan commitment fee                     --               --              30,000
      Depreciation                                                         4,930            2,150              13,185
      Net transfer of assets and liabilities to
        affiliate                                                             --               --            (381,161)

    CHANGES IN ASSETS (LIABILITIES):
      (INCREASE) DECREASE IN ASSETS:
         Prepaid expenses and other receivables                               --           15,173                  --
         Interest receivable from affiliates                             (13,500)         (13,492)            (97,551)
         Deposits                                                             --               --                (910)

      INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                            28,501         (147,651)          1,329,926
         Accrued interest payable                                          8,343           11,103             527,203
                                                                   --------------   --------------      --------------

           Total adjustments                                             546,599          320,593           7,038,476
                                                                   --------------   --------------      --------------

           Net cash used in operating activities                        (736,601)        (638,180)         (5,378,005)
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Due from related party                                                 7,580               --             (67,420)
    Capitalized land development costs                                        --               --            (181,877)
    Refundable loan commitment fee                                            --               --             (30,000)
    Prepaid deposit for natural gas                                           --               --            (100,000)
    Purchase of furniture and equipment                                   (3,017)          (2,478)            (46,308)
    Received from (advanced to) related parties                               --               --             (17,600)
    Purchase of land                                                          --               --              (4,620)
                                                                   --------------   --------------      --------------

           Net cash used in investing activities                           4,563           (2,478)           (447,825)
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Cash/Bank overdraft                                                    5,454               --               5,454
    Proceeds from issuance of common stock                               102,000          171,923           3,656,528
    Proceeds from convertible notes payable                               22,341          300,000           1,610,108
    Advances from affiliates                                             103,024               --             547,242
    Proceeds from private placement and common stock subscribed               --          205,420             138,295
    Proceeds from mortgage                                                    --               --             178,750
    Advances from related parties                                        311,850           52,139             334,292
    Repayment of convertible notes payable                                (4,000)         (11,000)            (74,396)
    Repayment of notes to affiliates                                          --         (100,567)           (570,743)
                                                                   --------------   --------------      --------------

           Net cash provided by financing activities                     540,669          617,915           5,825,530
                                                                   --------------   --------------      --------------


              The accompanying notes form an integral part of these unaudited financial statements.




                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                                                                        For the Period
                                                                                                         July 1, 1993
                                                                                                        (inception of
                                                                       For The six Months Ended          development
                                                                   -------------------------------        stage) to
                                                                     December 31     December 31         December 31
                                                                         2004           2003                 2004
                                                                   --------------   --------------      --------------

NET INCREASE IN CASH                                               $    (191,370)   $     (22,743)      $          --

CASH - BEGINNING OF PERIOD                                         $     191,370    $      22,902                  --
                                                                   --------------   --------------      --------------

CASH - END OF PERIOD                                               $          --    $         159       $          --
                                                                   ==============   ==============      ==============




SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                  $      21,790    $      30,896       $     385,790
                                                                   ==============   ==============      ==============

    Income taxes paid                                              $          --    $          --       $       7,073
                                                                   ==============   ==============      ==============

SUPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Assumption of debt in connection with the acquisition
      of land held for development                                 $          --    $          --       $     873,000
                                                                   ==============   ==============      ==============

    Common stock issued for purchase of land                       $          --    $          --       $     500,000
                                                                   ==============   ==============      ==============

    Receivable from sale of stock                                  $          --    $          --       $     300,000
                                                                   ==============   ==============      ==============

    Common stock issued for payment of accounts payable            $          --               --       $     154,916
                                                                   ==============   ==============      ==============

    Officer loan forgiven on transfer to fellow subsidiary         $          --               --       $      65,500
                                                                   ==============   ==============      ==============

    Common stock issued as prepayment for natural gas project      $          --    $          --       $     154,916
                                                                   ==============   ==============      ==============

    Common Stock issued for services performed                     $     518,325    $     395,310       $   4,694,741
                                                                   ==============   ==============      ==============


              The accompanying notes form an integral part of these unaudited financial statements.



                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                               DECEMBER 31, 2004
                               ------------------

1.     Description of Business:
       -----------------------

Indigenous Global Development Corporation (hereinafter, "IGDC" or the "Company") is engaged in the business of providing strategy, financial and investment tools to deliver economic development, empowerment and financial self-sufficiency for Native Americans across the U.S. and indigenous people worldwide. To reach these objectives the Company's focus is on the sale of Canadian First Nations natural gas in the U.S., work to develop and acquire power plant projects, and investment financing in Indian Country.

United Native Depository Corporation ("UNDC"), a financial holding company organized under the laws of the jurisdiction of the Navajo Nation, was incorporated in July 2000 on the Navajo Reservation. UNDC is 100 percent owned by Native American members whose objective is to increase the economic well being of Native Americans and indigenous people worldwide. Mr. Deni Leonard is the Company's Chairman and CEO and is the principal and controlling shareholder of UNDC.

In February 2001, UNDC entered into negotiations to purchase a company named Focal Corporation, incorporated in the State of Utah. The Focal Corporation shell was acquired in May 2001 and Focal's projects and staff went to a spin off company in the same month, which was then named Superior Development, Inc. In May 2002, the Focal Corporation name was changed to Indigenous Global Development Corporation to reflect the significant change in the Company's character and strategic focus.

Today, the Company is the first Native American majority owned public corporation. The majority of shares of the Company were owned by UNDC until 2003. Currently the majority of shares of the Company are owned by First Indigenous Depository Company ("FIDC"), NETPHARMX, LLC and UNDC. Both FIDC and NETPHARMX were established as shareholders of IGDC in the Warm Springs Indian Reservation in Oregon in 2004. FIDC is pursuing development of economic resources in Indian countries through energy projects, structured finance, economic and other programs.

2.     Basis of Presentation:
       ----------------------

These condensed financial statements have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial position of Indigenous Global Development Corporation as of December 31, 2004, the results of its operations, changes in equity and cash flows for the periods ended December 31, 2004 and 2003 and for the period from inception of the development stage, July 1, 1993 to December 31, 2004.

The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

These financial statements have been prepared on the going concern basis. At present, the Company has no revenue from operations and is dependent on funds from borrowing and private financing to fund its day-to-day cash requirements. The Company raised a total of $1.1 million in operating capital during the fiscal year ending June 30, 2004 from a 506-limited offering memorandum. However, there is substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital and the funding noted above, settlement of delinquent notes payable, or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to settle the delinquent notes payable and seek additional capital and funding sources to finance its future operations.

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

(3) Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2004, the fair value of all financial instruments approximated their carrying value.

The carrying amounts of accounts payable and accrued expenses, accrued interest payable and amount due to affiliates are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its related party debt and convertible notes payable approximate fair value because the interest rates on these instruments approximate market interest rates currently available to the Company.

(4) Fixed Assets

Fixed assets are comprised of furniture and equipment, which are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

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

(6) Convertible Notes Payable

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. In as much as all current debt instruments were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature of such instruments was previously recognized as expense in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, there is no current impact on these financial statements from the adoption of EITF 0027 . However, EITF 00-27 could impact future financial statements, should the Company enter into such agreements.

       -------------------------------------------------------

(7) Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104: Revenue Recognition, corrected copy. This revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. Through December 31, 2004, the Company has not had any significant revenue.

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

(10) Stock-Based Compensation

As of December 31, 2004, the Company does not have any stock based compensation plans. Common stock issued for compensation or other services rendered are due to lack of cash to pay for services. The stock is issued at the discretion and approval of the Board of Directors of the Company.

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

       -------------------------------------------------------

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

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangement including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS No. 123-R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS 123 established as preferable a fair value based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue to applying the intrinsic-value-based model of Opinion 25, provided that the financial statements disclosed the proforma net income or loss based on the preferable fair-value method.

Publicly held companies that are not Small Business Issuers are required to apply SFAS No. 123-R as of the first interim or annual reporting period that begins after June 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2004 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader expception for exchanges of nonmonetary assets do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.     Common Stock:
       -------------

During the three months ended December 31, 2004, the Company issued shares of common stock as follows: 1) 188,750 shares at fair value of $87,600 as payment for services rendered, (ii) 1,000,000,shares as part of settlement with a note holder, (iii) 100,000 shares for sale at $0.30 per share, and (iv) 25,000 shares for donation.

During the six months ended December 31, 2004 the Company issued shares of common stock as follows: 1) 1,586,250 shares at fair value of $518,325 as payment for services rendered, (ii) 1,000,000,shares as part of settlement with a note holder, (iii) 100,000 shares for sale at $0.30 per share, and (iv) 25,000 shares for donation.

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

6.     Notes Payable:
       --------------

All of the convertible notes payable, requiring interest payment at either 10% or 12% per annum, had matured at various dates prior to June 30, 2004. Interest payments are being made on the notes when the Company has sufficient funds to make the monthly payments. The Company is in default on interest payments of approximately $117,020 and on the notes totaling $652,300 at December 31, 2004.

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

Interest expense relating to the above convertible notes for the three months ended December 31, 2004 and 2003 totaled $9,361 and $15,601, respectively.

The Company has a loan of $250,000, promising to pay the whole principal from net proceeds that the Company will receive from First Indigenous Depository Company's (FIDC) natural gas sales plus an additional $250,000 of interest. This loan is secured by net profit from FIDC's natural gas sales and 1,000,000 shares of stock of the Company as collateral, which are currently held by the note holder. This is based on an agreement with FIDC stating that the Company receives 90% of the net profit from FIDC's natural gas sales. The 1,000,000 shares of stock held as collateral were valued at $250,000 on the date of issuance and the value is recorded as a contra equity account in other items on the statement of shareholders' equity. The note is in default, and the Company is currently in discussion with the note holder for settlement.

The Company has another loan of $100,000 whose repayment will be made from net proceeds from FIDC's net profit from its natural gas sales. This loan is in default, and the Company has been in discussion with the note holder. The Company issued 1,000,000 shares of the Company's stock in December 2004 as part of the settlement.

7.     Due to Affiliates:
       ------------------

The Company has due from and due to its affiliates in the amount of $368,599 and $508,559 respectively.

The amount due to affiliates is unsecured and relates to advances from UNDC and FIDC, to finance the operations of the Company. Of the amount due, $310,000 relates to unsecured notes payable, bearing interest at 12% per annum and payable on demand. The remaining balance comprises a general advance account that bears interest at 6% per annum and is repayable on demand.

                                         Debit             Credit
                                     ------------       ------------
Receivables from affiliates           $  368,599         $       --
                                     ------------       ------------
  Total: receivables                  $  368,599
                                     ------------
Payables to affiliates                        --         $  147,959
Note payable to affiliate                     --            310,000
                                     ------------       ------------
  Total: payables                                        $  508,559
                                                        ------------

NET: Due to affiliates                                   $  139,960
                                                        ============

8.     Loans payable, Related Parties:
       -------------------------------

The amounts due are unsecured, with various interest rates in the range of 0%-15%, and are repayable on demand.

9.    Legal Proceedings:
      ------------------

The following is a summary of the pending and settled legal matters as of December 31, 2004:

Daiza.
This is a wrongful termination action by a prior employee. No trial date is set, and the Company is represented by counsel. Plaintiff seeks an unstated amount of compensatory and punitive damages. The Company intends to defend the case vigorously and believes the Company's case is strong. Consequently, no provision for loss on this claim is included in these financial statements.

Bryson vs. Deni et al.
This case arises out of a claim against the Company and its officers and directors for failure to pay a promissory note. Plaintiff claimed that she is owed $72,534.50 in principal, interest and attorney's fees. The Company is being defended by counsel in San Francisco Superior Court. The Company is in the process of settlement, and the final amount has not been determined yet. The Company expects to pay the agreed settlement amounts when it obtains further funds.

      ------------------------------

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

Note holder vs Indigenous Global Development Corporation
A note holder has filed a lawsuit for default of $250,000 note to enforce their rights. The Company is in discussion with the note holder and is close to reaching a settlement. No additional dollar amount in penalties is due except for interest to the lender. The Company expects to pay the agreed settlement amounts when it obtains further funds. This has been recorded as convertible notes payable in the balance sheet.

10.    Subsequent Events:
        -----------------

In mid-January 2005, IGDC announced its request for proposals (RFP) program to develop power purchase agreements for up to 46 megawatts (MW) of electrical power. This first RFP offering is part of IGDC's Energy Program to construct up to 49 gas-fired power projects on identified Native American reservation sites to address the need for clean electrical power and grid support for the United States. IGDC has received interest from three strong candidates to purchase the energy produced by its first gas-fired power project. The first power project is expected to be up and running within one year. Consultants and partners identified to provide permitting, equipment, construction and operations and maintenance for the projects include GE Power, PB Power and TRC Solutions.

In January 2005, the Company signed a letter of intent to own and operate a natural gas field in the Central United States with a potential reserve of 250 billion cubic feet of natural gas. Once the transaction is completed, a new company will be formed to receive the existing leases, gathering equipment, existing wells and to purchase a new nitrogen rejection unit, acquire additional leases and drill new wells. Final purchase of the natural gas field operation is expected to close in mid 2005. IGDC will own 80 percent of the new company and the joint venture partner will own 20 percent. The partner will maintain operations of the potential 1,000 well natural gas field. The growth of IGDC's energy program to include natural gas field development is in line with the national need for clean power and the company's interest in economic development for Indian Country.

In January 2005, IGDC signed a letter of intent to own and operate a natural gas field in the Central United States with a potential reserve of 250 billion cubic feet of natural gas. Once the transaction is completed, a new company will be formed to receive the existing leases, gathering equipment, existing wells and to purchase a new nitrogen rejection unit, acquire additional leases and drill new wells. Final purchase of the natural gas field operation is expected to close in mid 2005. IGDC will own 80 percent of the new company and the joint venture partner will own 20 percent. The partner will maintain operations of the potential 1,000 well natural gas field. The growth of IGDC's energy program to include natural gas field development is in line with the national need for clean power and the company's interest in economic development for Indian Country.

In late-January 2005, First Indigenous Depository Company (FIDC) was the sole presenter at a First Nations Natural Gas Energy Summit for the natural gas and oil producing First Nations in the province of Saskatchewan, Canada. The Summit sponsored by Cree Energy, Ltd., allowed FIDC to share its phased model for energy economic self-sufficiency to the nine represented First Nation tribes. FIDC met with all nine tribal leaders and signed a letter of intent with a First Nation to move forward on this model. The model presented included work with the Canadian First Nations to explore natural gas and oil development and ownership by the tribes, trading First Nations Canadian natural gas into the U.S. marketplace and exploring various electrical energy generation strategies for the over 30-plus First Nations attendees. The meeting also extended into discussions on trading First Nation's softwood lumber. The First Nations attending the Summit represent First Nation natural gas valued between $100 million to $1 billion.

In mid March 2005, FIDC signed a memorandum of understanding with three Saskatchewan First Nations to obtain up to 30,000 MMBtu's a day of natural gas for sale into the U.S. marketplace. The amount of natural gas will go to approximately 50,000 MMBtu's a day within the next few months as details to the final contracts are determined. Under existing agreements, IGDC will receive a 90 percent royalty payment from FIDC's natural gas sales revenue that is expected to range from $9 million to $15 million annually. FIDC and IGDC will also work with the three First Nations to develop their natural gas field reserves on tribal lands. Of the signed contracts, two First Nations have natural gas available for delivery to the U.S. marketplace immediately. All three First Nations will seek FIDC's help in developing the natural gas reserves on their lands. FIDC is seeking additional contracts with the remaining First Nations of Saskatchewan who attended the First Nation's Natural Gas Energy Summit in Saskatchewan in late January 2005. The natural gas will be sold into the U.S. by FIDC using DMJ Gas Marketing, FIDC's natural gas marketer based in Dublin, California.

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


ITEM 2. PLAN OF OPERATIONS

There were no changes to the significant accounting policies adopted by the Company or reported in the Company's annual report on Form 10-KSB for the year ended June 30, 2004, and there were no new accounting pronouncements adopted by the Company since then.

The critical accounting estimate made by the Company relate to the estimated useful lives that projects are expected to generate revenues and that furniture and equipment are depreciated. There has been no change to these estimates during the current quarterly period.

The core business model of IGDC is to provide strategic, financial and investment tools to help deliver economic development, empowerment and financial self-sufficiency for Native Americans across the U.S. and for indigenous people throughout the world. To reach its objectives the Company's priority areas include sales of Canadian First Nations natural gas into the U.S., work to develop and acquire power projects, investment financing in Indian Country.

IGDC as a Native American majority owned company has many advantages over a traditional company. As UNDC is a tribal company formed on the Navajo Nation, it has access to certain advantages including no state and federal taxes on certain projects, quicker permitting of power plants projects, access to tribal natural resources, access to lower cost capital and Federal sales set asides programs. FIDC, a shareholder of the Company, has the same advantage IGDC as a tribal company.

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

5) NATURAL GAS SUPPLY

Tribal Nations currently own 17 trillion cubic feet of natural gas within the United States, according to the Department of Interior. In Canada, the estimate is at least 2-3 times the U.S. supply. The development of this natural gas source is minimal. Also, the Tribes that do have the natural gas supply have indicated their willingness to enter into agreements to supply natural gas to the Indian owned merchant power plants in return for a percentage of the net revenue.

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

Using these advantages, and in line with its ambitious growth objectives for the 2004/2005 fiscal year, the Company has made substantial progress in its three main focus areas - energy development, tribal finance and healthcare.

Growth and Strategy for the Company's Programs
-----------------------------------------------

In mid 2004 the Company held a comprehensive corporate planning session to explore short and long-term strategies and planning for the company. This effort helped management develop growth strategies and quarterly, six month and yearly goals to manage IGDC's current and anticipated growth in the upcoming 2004/2005 fiscal year. The goals and strategies identified included incorporating a new affiliate company, recruitment of new members to its corporate board of directors, reorganization of its management structure, adding new office space and targeted staff to handle the upcoming growth.

First Indigenous Depository Company LLC
----------------------------------------

In December 2003, the Company organized the First Indigenous Depository Company
(FIDC) as a tribal company formed under the authority of and on the Warm Spring Indian Reservation in Oregon, and is owned 98.5% by Deni Leonard, Chairman/CEO of the Company. FIDC is a stockholder of IGDC and was organized to develop the potential to provide economic resources to Indian Country. It will engage in energy projects, structured finance, economic planning and economic education for Indian Country.

To provide needed expertise and staff for the FIDC effort, FIDC signed an agreement with Breakwater Investment Group, LLC in March 2004. Under the joint venture, FIDC and Breakwater formed First Indigenous Investment Group (FIIG) as an internal group of FIDC to provide investment and financial services for Native and Indigenous tribal projects in the United States, Canada and with international financial institutions. FIDC and its First Indigenous Investment Group's offices are on the Warm Springs Indian Reservation in Oregon and have an administrative office in San Francisco.

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

Board of Directors
------------------

IGDC is pursuing the addition of five board members to its existing board of directors. The proposed board members identified by IGDC bring added industry expertise to help the Company grow. The proposed new board members include two renewable energy CEOs. The five new board members once they accept the position will join the existing two board members - the CEO and Corporate Secretary.

At this time the healthcare and the aviation, and energy Chief Executive Officers are the candidates for the members. The Company is still in the process of recruiting new members to it Board of Directors.

Reorganization of IGDC's Management Structure
---------------------------------------------

To streamline the Company's processes and ensure continuity and structure to its programs, IGDC reorganized its management structure in July 2004. The reorganization included naming a Chief Operating Officer and four Managing Directors. Under this structure, the Managing Directors oversee the staff and programs in the following areas: Energy, International Programs, Healthcare, Tribal Relations and Finance. The company is also doing a search for a Chief Financial Officer.

At this time, a contract Chief Financial Officer has been identified and will work with IGDC on a temporary basis into 2005.

Office Expansion and Staff Additions
-------------------------------------

The First Indigenous Depository Company LLC (FIDC) offices opened on the Warm Springs Reservation in August 2004. IGDC is delaying its opening of an office in Tokyo so it can focus its efforts on the natural gas program between the First Nations of Canada and is its shareholder FIDC in the U.S.

In the past fiscal year, IGDC also added additional full-time and consulting staff to help it deliver on its business model. The new staff are in administration, finance, sales, energy, healthcare, international programs and housing to bring the total number of full-time, contract and part-time employees from 8 employees in 2002/2003 to 21 as of September 2004. IGDC is also completing work on an Employee Stock Ownership Plan for its employees.

The accomplishments by the Company in the areas of Energy, Tribal Financing and Healthcare for fiscal year up to the quarter ending December 31, 2004 are outlined below.

Energy Program
--------------

The Company's energy program had great successes in fiscal year 2003/2004 and in the first quarter of 2004/2005. The program accomplishments, this year, are outlined in the following areas: natural gas sales, peaker and baseload power plant program, Mag Power and renewable energy, strategic partnerships, new business opportunities and the hiring of key energy staff.

1) Natural Gas Program

FIDC, a shareholder of IGDC, completed its first purchase and transport of Cree Energy, Ltd., Canadian First Nation's natural gas from Canada into the United States in August 2004. This purchase and transportation of natural gas from the Thunderchild First Nations Tribe through Cree Energy completed FIDC's first phase efforts to support the Canadian First Nations Tribes' goal to create a model for self-management of their natural resources. The "first time" sale is a historical event in which indigenous tribal companies utilized treaties and their sovereign status to trade commodities across the United States and Canadian borders - sovereign indigenous nation to sovereign indigenous nation. This sale represented the first revenue stream from the Company's natural gas program.

Additional natural gas sales during Phase two of the Company's natural gas program although slated to begin in December 2004 will begin in mid 2005. In this phase, FIDC plans to increase the purchase and transport of Canadian natural gas into the U.S. nine-fold each quarter and is hoping to reach revenues from $36 to $108 million in the first full year of natural gas sales.

FIDC's contract with Cree Energy, LLC (signed in March 2004 with Lafond Financial) allows the Company to purchase and sell 92,700,000 MMBtus (90 billion cubic feet) of natural gas into the United States. The Company can also purchase the natural gas at a significant discount to the U.S. spot market, for the next 25 years. FIDC will sell the natural gas to established purchasers and use it to fuel IGDC's power plant program. IGDC's proposed program includes 10 - 43 megawatt peaker and 49.5-megawatt baseload plants scheduled to start next year to support this nation's demand for reliable clean power.

2) Peaker and Baseload Plant Program

Natural gas is the major expense to run a gas-fired co-generation electric power plant (70 to 75 percent of the total cost). With a reliable and discounted rate on natural gas, IGDC is also focusing its efforts on acquiring and managing gas-fired electric power plants in the Western States starting at 43 megawatts.

This plan includes siting power plants on Native Tribal and non-native lands. The work to complete in this area includes securing power purchase agreements, development financing, obtaining needed approvals and acquisition of selected projects.

As a tribal company IGDC's advantages include no state and federal taxes on certain projects, quicker permitting of power plant projects, access to tribal natural resources, access to lower cost capital and Federal sales set aside programs.

Using these advantages, IGDC's strategy is to focus on developing up to ten 43 megawatt (MW) Peaker plant projects and 49.5 MW base load power plants on Native American owned land within the next five years.

IGDC is also seeking funding for its first California based peaker plant and hopes to obtain approvals and begin construction in 2005.

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

The new wind energy generators come in one, thirteen and fifty kilowatt units and can be placed directly on the home, office or business structure. Once the Mag Power units are assembled and manufactured on Native American tribal reservation lands, the units will then be marketed and installed using a franchise program for the U.S. and the Americas. The first micro-turbine model installation was in April 2004. The first shipment of the Mag Power products into the U.S. for marketing is now expected to occur in mid to late 2005.

4)  Strategic Partnerships

To gain momentum in its energy program IGDC signed the following strategic partnerships in fiscal year 2003/2004 and current fiscal year:

IGDC contracted with TRC Solution, Inc. in August 2003 to assist it in several energy initiatives including developing a natural gas fired electrical generating facility on the West Coast. TRC's work included providing expertise in financing, permitting and construction of power plant projects. It's expertise on natural gas also helped FIDC complete the first ever Tribal nation to Tribal nation sale of the Canadian First Nations natural gas into the U.S.

In May 2004, IGDC signed a contract with Mag Power Japan Corporation Ltd. to be the exclusive distributor of Mag Power's innovative electrical power generation products in the Western Hemisphere.

In March 2004, IGDC, through its shareholder company, announced the signing of an agreement with Cree Energy, Ltd. to buy and sell Canadian First Nations natural gas in the United States.

In June 2004, IGDC hired PB Power to help it plan its first peaker plant and assist it in its efforts to secure a power purchase agreement in California.

In July 2004, IGDC joint ventured with SNC Solutions to produce an innovative water turbine technology to create electrical energy. In September 2004, this team presented this model to the City of Colton and is still pursuing a power purchase agreement for this innovative electrical power.

In September 2004, The Company signed a comprehensive natural gas marketing agreement with DMJ gas Marketing Consultants, LLC located in Dublin, California in late September.

Under the agreement, DMJ will market the Company's Canadian First Nations natural gas into the United States natural gas market. The marketing agreement is in line with the start of the Company's (through FIDC) second phase of its Canadian First Nations natural gas program with Cree Energy, Ltd. FIDC's next purchase of natural gas is slated for mid-2005

5)  New Business Opportunities

The Company joint ventured with SNC Solutions in July 2004 to work on and develop an innovative water turbine technology for electrical power generation. This team presented the technology to the City of Colton in California and is still pursuing an electrical power purchase agreement from the City of Colton.

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

Tribal Financing and Its Other Programs
---------------------------------------

1) IGDC Mortgage Group Formed

IGDC formed a new division, IGDC Mortgage Group to assist Native American Tribes pre- qualify for home mortgage loans and provide them with low-monthly payments. The mortgage group is working with the Housing and Urban Development department and its Office of Native American Programs to jointly develop and finance large housing projects with Native American tribes. IGDC obtained its corporate brokers license certificate in February 2004 and can now work directly with financing firms.

The mortgage group began presenting its low cost mortgage program to California tribes in the late 2003. It is negotiating a source for low cost pre-fabricated housing for its Native Housing program. The housing projects are expected to begin in early 2005.


Other Recent Developments
-------------------------

In November 2004, FIDC, IGDC's shareholder company, obtained a line of credit up to $12 million from a private fund that specializes in energy projects. The line of credit is designated to purchase and transport Canadian First Nation's natural gas from Canada to the United States. This upcoming purchase will begin Phase II of FIDC's natural gas program and is expected to begin in mid-2005. FIDC will sell the natural gas to established purchasers and use it to fuel its power plant program. Under existing agreements, IGDC will receive a 90 percent royalty payment from FIDC's natural gas sales revenue that is expected to range from $9 million to $15 million annually.

In December, First Indigenous Global Development Corporation expanded its consulting relationship with Harold Jimmy Land/Consulting of Lloydminster, Alberta. The expanded consulting contract initiates the next phase of FIDC's efforts to support Canadian First Nations Tribes by creating a model for self-management of their natural resources. Mr. Jimmy's work includes presenting business models for First Nations strategic alliances with FIDC's "wellhead to burner tip" strategy for economic benefits with participating First Nations and Native American Reservations. The next phase of FIDC's natural gas strategy includes selling the natural gas to established purchasers and to fuel its power plant program. The strategy also includes a natural gas field development component to bring further economic development opportunities to the First Nations Tribes.

In January 2005, the Company signed a letter of intent to own and operate a natural gas field in the Central United States with a potential reserve of 250 billion cubic feet of natural gas. Once the transaction is completed, a new company will be formed to receive the existing leases, gathering equipment, existing wells and to purchase a new nitrogen rejection unit, acquire additional leases and drill new wells. Final purchase of the natural gas field operation is expected to close in mid 2005. IGDC will own 80 percent of the new company and the joint venture partner will own 20 percent. The partner will maintain operations of the potential 1,000 well natural gas field. The growth of IGDC's energy program to include natural gas field development is in line with the national need for clean power and the company's interest in economic development for Indian Country.

In January 2005, IGDC signed a letter of intent to own and operate a natural gas field in the Central United States with a potential reserve of 250 billion cubic feet of natural gas. Once the transaction is completed, a new company will be formed to receive the existing leases, gathering equipment, existing wells and to purchase a new nitrogen rejection unit, acquire additional leases and drill new wells. Final purchase of the natural gas field operation is expected to close in mid 2005. IGDC will own 80 percent of the new company and the joint venture partner will own 20 percent. The partner will maintain operations of the potential 1,000 well natural gas field. The growth of IGDC's energy program to include natural gas field development is in line with the national need for clean power and the company's interest in economic development for Indian Country.

In mid-January 2005, IGDC announced its request for proposals (RFP) program to develop power purchase agreements for up to 46 megawatts (MW) of electrical power. This first RFP offering is part of IGDC's Energy Program to construct up to 49 gas-fired power projects on identified Native American reservation sites to address an identified need for clean electrical power and grid support for the United States. IGDC has received interest from three strong candidates to purchase the energy produced by its first gas-fired power project. The first power project is expected to be up and running within one year. Consultants and partners identified to provide permitting, equipment, construction and operations and maintenance for the projects include GE Power, PB Power and TRC Solutions.

In late-January 2005, First Indigenous Depository Company (FIDC) was the sole presenter at a First Nations Natural Gas Energy Summit for the natural gas and oil producing First Nations in the province of Saskatchewan, Canada. The Summit sponsored by Cree Energy, Ltd., allowed FIDC to share its phased model for energy economic self-sufficiency to the nine represented First Nation tribes. FIDC met with all nine tribal leaders and signed a letter of intent with a First Nation to move forward on this model. The model presented included work with the Canadian First Nations to explore natural gas and oil development and ownership by the tribes, trading First Nations Canadian natural gas into the U.S. marketplace and exploring various electrical energy generation strategies for the over 30-plus First Nations attendees. The meeting also extended into discussions on trading First Nation's softwood lumber. The First Nations attending the Summit represent First Nation natural gas valued between $100 million to $1 billion.

In mid March 2005, First Indigenous Depository Company (FIDC) signed a memorandum of understanding with three Saskatchewan First Nations to obtain up to 30,000 MMBtu's a day of natural gas for sale into the U.S. marketplace. The amount of natural gas will go to approximately 50,000 MMBtu's a day within the next few months as details to the final contracts are determined. Under existing agreements, IGDC will receive a 90 percent royalty payment from FIDC's natural gas sales revenue that is expected to range from $9 million to $15 million annually. FIDC and IGDC will also work with the three First Nations to develop their natural gas field reserves on tribal lands. Of the signed contracts, two First Nations have natural gas available for delivery to the U.S. marketplace immediately. All three First Nations will seek FIDC's help in developing the natural gas reserves on their lands. FIDC is seeking additional contracts with the remaining First Nations of Saskatchewan who attended the First Nation's Natural Gas Energy Summit in Saskatchewan in late January 2005. The natural gas will be sold into the U.S. by FIDC using DMJ Gas Marketing, FIDC's natural gas marketer based in Dublin, California.

Given these accomplishments, IGDC's key business objective for calendar 2005 include:

Energy Program

  1) Natural Gas
     - Begin Phase II and increase the purchase and sales of Canadian First Nations natural gas into the U.S. nine-fold each quarter.
  2) Gas Fired Power Plant Projects
     - Complete Reverse power purchase agreements
     - Obtain funding for first Peaker Plant project
     - Begin construction on first 43 MW Peaker Plant Project
     - Obtain funding for first 49.5 MW Baseload Plant

  3) Mag Power
     - Develop franchise network and distribution model for the Mag Power units
     - Begin selling the Mag Power units to business and home markets in mid to late-2005.

Tribal Finance

  1) IGDC Mortgage Group
     - Complete Joint Venture agreements with financial/housing partners
     - Begin first two housing projects

Liquidity and Capital Resources
-------------------------------

The Company had no revenue from operations during the six months ended December 31, 2004 and 2003.

At December 31, 2004 the Company had a cash balance of $0 and negative working capital of $1,912,780. The decrease in working capital is mainly due to increase in loans payable to related parties and a major stockholder to cover expenses for office operations.

Cash used in operations for the six months ended December 31, 2004 was $736,601 compared to cash used in operations of $638,180 for the corresponding period of the prior year. This is due to an increase in general office expense and consulting fees, offset by an increase in stock issued for services performed and a decrease in accounts payable and accrued expenses.

At December 31, 2004, the Company had total liabilities of $2,212,780, of which $652,300 related to notes payable plus accrued interest of $510,148 and $260,618, was included in accounts payable related to a provision for loss on the legal matters noted below under other information.

The Company's liquidity has been materially and adversely affected by continuing operating losses. The Company currently has no revenue from operations and is dependent on a major stockholder and private financing to fund its day-to-day cash requirements. The Company has raised approximately $1.1 million through a 506 limited offering memorandum during the fiscal year ended June 30, 2004 and is seeking additional sources of financing for payment of existing liabilities, corporate working capital which includes legal and accounting services, office, salary and administrative expenses and to finance project development (primarily to help with the shipment of natural gas).


Item 3.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2004. Based upon that evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

The following is a summary of the pending and settled legal matters as of December 31, 2004:

Daiza.
This is a wrongful termination action by a prior employee. No trial date is set, and the Company is represented by counsel. Plaintiff seeks an unstated amount of compensatory and punitive damages. The Company intends to defend the case vigorously and believes the Company's case is strong. Consequently, no provision for loss on this claim is included in these financial statements.

Bryson vs. Deni et al.
This case arises out of a claim against the Company and its officers and directors for failure to pay a promissory note. Plaintiff claimed that she is owed $72,534.50 in principal, interest and attorney's fees. The Company is being defended by counsel in San Francisco Superior Court. The Company is in the process of settlement, and the final amount has not been determined yet. The Company expects to pay the agreed settlement amounts when it obtains further funds.

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

Note holder vs Indigenous Global Development Corporation
A note holder has filed a lawsuit for default of $250,000 note to enforce their rights. The Company is in discussion with the note holder and is close to reaching a settlement. No additional dollar amount in penalties is due except for interest to the lender. The Company expects to pay the agreed settlement amounts when it obtains further funds. This has been recorded as convertible notes payable in the balance sheet.

Item 2. Changes in Securities.
------------------------------

By agreement dated May 15, 2001, United Native Depository Corporation (UNDC) acquired 51% controlling interest in the Company. Common stock was issued to UNDC for cash and a promissory note of $300,000. The note is presented in the stockholders' deficit section of the balance sheet. During the three months ended December 31, 2004, the Company issued shares of common stock as follows:
1) 188,750 shares at fair value of $87,600 as payment for services rendered,
(ii) 1,000,000,shares as part of settlement with a note holder, (iii) 100,000 shares for sale at $0.30 per share, and (iv) 25,000 shares for donation.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None

Item 5. Other Information.
--------------------------

     None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibits

Exhibit 3.1 Articles of Incorporation of IGDC (formally, Focal Corporation), a Utah Corporation*

Exhibit 3.2   By-laws of IGDC (formally, Focal Corporation), a Utah Corporation*

Exhibit 16.1  Letter on change in certifying accountant*

Exhibit 16.2  Letter on change in certifying accountant*

Exhibit 19.1  Reports furnished to securityholders*

Exhibit 19.2  Reports furnished to securityholders*

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

(b) Reports on Form 8-K

Change in certifying accountant*

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  April 14, 2005              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer