Form 10QSB
period 2005-03-31
INDIGENOUS GLOBAL DEVELOPMENT CORP
filed 2005-05-27
CIK 915461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

     /X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

         The number of shares outstanding of issuer's only class of Common Stock, $0.10 par value was 94,997,648 on May 15, 2005.

                  INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                    INDEX

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                Page(s)

         Balance Sheet - March 31, 2005                                     3

         Statements of Operations for the three months/nine months
         ended March 31, 2005 and 2004, and for the period
         from inception of development stage, July 1, 1993 to
         March 31, 2005                                                     4

         Statements of Shareholders' Deficit for the nine
         months ended March 31, 2005 and for the period
         from inception of development stage, July 1,
         1993 to March 31, 2005                                           5 - 24

         Statements of Cash Flows for the nine months ended
         March 31, 2005 and 2004 and for the period from
         inception of development stage, July 1, 1993 to
         March 31, 2005                                                  26 - 27

         Notes to unaudited financial statements                         28 - 34

Item 2.  Plan of Operations                                              35 - 43

Item 3.  Controls and Procedures                                           43

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 44

Item 2.  Changes in Securities                                             45

Item 3.  Defaults upon Senior Securities                                   45

Item 4.  Submission of Matters to a Vote of Security Holders               45

Item 5.  Other Information                                                 45

Item 6.  Exhibits and Reports on Form 8-K                                  45

SIGNATURES                                                                 46


                         INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                      March 31, 2005


                                          ASSETS
                                                                               March 31,
                                                                                 2005
                                                                             ------------
CURRENT ASSETS
       Cash                                                                  $        --
                                                                             ------------

                  Total Current Assets                                       $        --

FIXED ASSETS,
  net of accumulated depreciation of $15,123                                      24,334
                                                                             ------------

OTHER ASSETS
       Deposits                                                                  110,910
                                                                             ------------

                  Total Assets                                               $   135,244
                                                                             ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Cash/bank overdraft                                                   $     1,077
       Convertible notes payable                                                 727,300
       Accounts payable and accrued expenses                                     315,999
       Accrued interest payable                                                  390,467
       Due to affiliates                                                         132,241
       Loans payable, related party                                              312,841
                                                                             ------------

                  Total Current Liabilities                                    1,879,925
                                                                             ------------

Notes Payable                                                                $   300,000

SHAREHOLDERS' DEFICIT
       Preferred stock; 100,000,000 shares authorized, no shares
         outstanding, no par value                                                    --
       Common stock; 100,000,000 shares authorized, 99,997,648 shares
         issued and 94,997,648 shares outstanding, $.10 par value              9,249,765
       Additional paid in capital                                              5,144,418
       Common stock subscribed, restricted                                       287,000
       Common stock subscribed, unrestricted                                       9,000
       Common stock to be refunded                                                    --
       Receivable from shareholder company                                    (1,500,000)
       Advances to related party                                                 (43,020)
       Note receivable on sale of stock                                          (37,375)
       Note receivable from affiliate on sale of stock                          (300,000)
       Deferred costs                                                            (50,000)
       Issuance of stock as collateral                                          (250,000)
       Treasury stock                                                           (150,000)
       Deficit accumulated before the development stage                       (1,739,945)
       Deficit accumulated during the development stage                      (12,664,523)
                                                                             ------------

                  Total Shareholders' Deficit                                 (2,044,681)
                                                                             ------------

                  Total Liabilities and Shareholders' Deficit                $   135,244
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






                                              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A Development Stage Company)
                                                     STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                                                                   For the Period
                                                                                                                    July 1, 1993
                                                                                                                   (inception of
                                              For The Three Months Ended         For The Nine Months Ended           development
                                            -------------------------------   -------------------------------         stage) to
                                               March 31         March 31          March 31        March 31            March 31
                                                 2005             2004              2005            2004                2005
                                            --------------   --------------   --------------   --------------      --------------

Net revenue from sale of land               $          --    $          --    $          --    $          --       $      81,256
                                            --------------   --------------   --------------   --------------      --------------

Operating expenses:
    General, selling and administrative
      expenses                                    104,673          126,643          388,103          297,480           3,816,937
    Consulting and management services             80,976        1,052,882          757,893        1,249,144           5,112,382
    Directors and officers fees and
      salaries                                     33,935          166,351          116,028          538,647           1,984,546
    Professional fees                              31,088           53,902          125,012          169,885             838,413
                                            --------------   --------------   --------------   --------------      --------------

       Total operating expenses                   250,672        1,399,778        1,387,036        2,255,156          11,752,278
                                            --------------   --------------   --------------   --------------      --------------

Operating loss                                   (250,672)      (1,399,778)      (1,387,036)      (2,255,156)        (11,671,022)
                                            --------------   --------------   --------------   --------------      --------------

Other income (expense):
    Gain on transfer of assets                         --               --               --               --             381,161
    Gain on extinguishment of debt                     --               --               --               --             213,843
    Forgiveness of debt                            19,000           93,525           19,000           93,525             112,525
    Interest income                                 6,750            6,750           20,250           20,250             104,809
    Loss on impairment of land                         --               --               --               --            (277,356)
    Loss on sale of treasury stock                     --               --               --          (58,000)            (58,000)
    Interest expense                              (24,119)         (82,068)        (183,456)        (140,963)         (1,470,483)
                                            --------------   --------------   --------------   --------------      --------------

       Total other income (expense)                 1,631           18,207         (144,206)         (85,188)           (993,501)
                                            --------------   --------------   --------------   --------------      --------------

Net loss                                    $    (249,041)   $  (1,381,571)   $  (1,531,242)   $  (2,340,344)      $ (12,664,523)
                                            ==============   ==============   ==============   ==============      ==============

Net loss per common share
    - basic and diluted                     $      (0.003)   $      (0.022)   $      (0.017)   $      (0.042)      $      (0.249)
                                            ==============   ==============   ==============   ==============      ==============

Weighted average number of common
    shares outstanding
    - basic and diluted                        96,608,707       63,426,734       92,554,259       55,600,908          50,901,882
                                            ==============   ==============   ==============   ==============      ==============

                            The accompanying notes form an integral part of these financial statements.





                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                       FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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




                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

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



                                             INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION OF DEVELOPMENT STAGE TO March 31, 2005 (CONTINUED)

                                                                                             Accumulated   Accumulated
                              Common Stock       Preferred Stock                               Deficit       Deficit       Total
                       ------------------------  ----------------   Additional                  Before        During   Shareholders'
                                                                     Paid-in        Other     Development   Development    Equity
                          Shares       Amount     Shares   Amount    Capital        Items        Stage         Stage      (Deficit)
                       -----------  -----------  --------  ------  -----------  ------------ ------------ ------------- ------------
Stock issued on
  November 26, 2004
  For donation              25,000  $     2,500         -  $    -  $    (2,500) $         -  $         -  $          -  $         -

Stock issued on
  December 1, 2004
  for settlement
  agreement              1,000,000  $   100,000         -  $    -  $  (100,000) $         -  $         -  $           - $         -

Stock issued on
  December 1, 2004
  for services rendered
  at market value of
  $0.48 per share          168,750  $    16,875         -  $    -  $    64,125  $         -  $         -  $           - $    81,000

Stock issued on
  December 1, 2004
  for sale at
  $0.22 per share          100,000  $    10,000         -  $    -  $    20,000  $         -  $         -  $           - $    30,000

Stock issued on
  December 7, 2004
  for services rendered
  at market value of
  $0.33 per share           20,000  $     2,000         -  $    -  $     4,600  $         -  $         -  $           - $     6,600

Loss related to
  stock utilized as
  collateral adjusted
  on December 31, 2004
                                 -  $         -         -  $    -  $         -  $    31,980  $         -  $          -  $    31,980

Common Stock
  subscribed during
  the quarter ended
  December 31, 2004              -  $         -         -  $    -  $         -  $    72,000  $         -  $          -  $    72,000

Stock issued on
  January 17, 2005
  for collateral of
  a loan that are
  expected to be
  returned               2,500,000  $         -         -  $    -  $         -  $         -  $         -  $           - $         -

Common Stock
  subscribed during
  the quarter ended
  March 31, 2005                 -  $         -         -  $    -  $         -  $   215,000  $         -  $          -  $   215,000

Adjustment to the
  option of stock
  purchase previously
  recorded                       -  $         -         -  $    -  $    50,000  $         -  $         -  $          -  $    50,000


Net (Loss)                       -  $         -         -  $    -  $         -  $         -  $         -  $ (1,531,242) $(1,531,242)
                       -----------  -----------  --------  ------  -----------  ------------ ------------ ------------- ------------

Balance at
  March 31, 2005        94,997,648  $ 9,249,765         -  $    -  $ 5,144,418  $(2,034,395) $(1,739,945) $(12,664,523) $(2,044,681)
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




                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                                                                        For the Period
                                                                                                         July 1, 1993
                                                                                                        (inception of
                                                                      For The Nine Months Ended          development
                                                                   -------------------------------        stage) to
                                                                      March 31         March 31            March 31
                                                                        2005             2004                2005
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
    NET LOSS                                                       $  (1,531,242)   $  (2,340,344)      $ (12,664,523)
                                                                   --------------   --------------      --------------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:

      Stock issued for services performed                                518,325        1,086,782           4,694,741
      Loss on impairment of land and assets                                   --               --             277,356
      Non-cash treasury stock                                                 --          176,799             102,424
      Non-cash compensation and promotion                                     --               --             543,263
      Expenses paid by a reduction of loan commitment fee                     --               --              30,000
      Depreciation                                                         6,867            3,225              15,122
      Net transfer of assets and liabilities to
        affiliate                                                             --               --            (381,161)

    CHANGES IN ASSETS (LIABILITIES):
      (INCREASE) DECREASE IN ASSETS:
         Prepaid expenses and other receivables                               --           43,174                  --
         Interest receivable from affiliates                             (20,250)         (20,242)           (104,301)
         Deposits                                                             --               --                (910)

      INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                            16,600         (346,531)          1,318,325
         Accrued interest payable                                        (92,088)         (30,332)            426,772
                                                                   --------------   --------------      --------------

           Total adjustments                                             429,454          912,875           6,921,631
                                                                   --------------   --------------      --------------

           Net cash used in operating activities                   $  (1,101,788)   $  (1,427,469)      $  (5,742,892)
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Due from related party                                                94,411          (75,000)             19,411
    Capitalized land development costs                                        --               --            (181,877)
    Prepaid deposit for natural gas                                           --               --            (100,000)
    Purchase of furniture and equipment                                   (3,017)          (6,598)            (46,308)
    Received from (advanced to) related parties                               --               --             (17,600)
    Purchase of land                                                          --               --              (4,620)
                                                                   --------------   --------------      --------------

           Net cash used in investing activities                   $      91,393    $     (81,598)      $    (330,995)
                                                                   --------------   --------------      --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Cash/Bank overdraft                                                    1,077               --               1,077
    Proceeds from issuance of common stock                                30,000        1,549,053           3,584,528
    Proceeds from convertible notes payable                               97,212          542,000           1,684,979
    Advances from affiliates                                              67,645          109,410             511,863
    Proceeds from private placement and common stock subscribed          287,000          195,420             425,295
    Proceeds from mortgage                                                    --               --             178,750
    Advances from related parties                                        290,091               --             312,533
    Repayment of convertible notes payable                                46,000          (11,000)            (24,396)
    Repayment of notes to affiliates                                          --         (320,152)           (570,743)
    Refundable loan commitment fee                                            --               --             (30,000)
                                                                   --------------   --------------      --------------

           Net cash provided by financing activities               $     819,025    $   2,064,731       $   6,073,886
                                                                   --------------   --------------      --------------


              The accompanying notes form an integral part of these unaudited financial statements.




                                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION
                                         (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                                        For the Period
                                                                                                         July 1, 1993
                                                                                                        (inception of
                                                                      For The Nine Months Ended          development
                                                                   -------------------------------        stage) to
                                                                       March 31        March 31            March 31
                                                                         2005            2004                2005
                                                                   --------------   --------------      --------------

NET INCREASE IN CASH                                               $    (191,370)   $     (22,743)      $          --

CASH - BEGINNING OF PERIOD                                         $     191,370    $      22,902                  --
                                                                   --------------   --------------      --------------

CASH - END OF PERIOD                                               $          --    $         159       $          --
                                                                   ==============   ==============      ==============




SUPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                  $      21,790    $      30,896       $     385,790
                                                                   ==============   ==============      ==============

    Income taxes paid                                              $          --    $          --       $       7,073
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



                    INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
                                 March 31, 2005
                               ------------------

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

Today, the Company is the first Native American majority owned public corporation. The majority of shares of the Company were owned by UNDC until 2003. Currently the majority of shares of the Company are owned by First Indigenous Depository Company ("FIDC"), NETPHARMX, LLC and UNDC. Both FIDC and NETPHARMX were established as affiliated companies of IGDC at the Warm Springs Indian Reservation in Oregon in 2004. Although IGDC does not have ownership in either company, these affiliated companies are the largest shareholders of IGDC stock and IGDC devotes a significant amount of its efforts to ensure the Energy Program of FIDC is successful. This interest is based upon an agreement in which IGDC receives 90 percent of the net revenues of FIDC's Energy Projects.

2.     Basis of Presentation:
       ----------------------

These condensed financial statements have been prepared by the Company without audit. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial position of Indigenous Global Development Corporation as of March 31, 2005, the results of its operations, changes in equity and cash flows for the periods ended March 31, 2005 and 2004 and for the period from inception of the development stage, July 1, 1993 to March 31, 2005.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

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

(3) Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2005, the fair value of all financial instruments approximated their carrying value.

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

       -------------------------------------------------------

(7) Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104: Revenue Recognition, corrected copy. This revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. Through March 31, 2005, the Company has not had any significant revenue.

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

(9) Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain potentially dilutive common stock had been issued. Because the Company has experienced losses from inception, the convertible notes payable described in
Note 5 are anti-dilutive. Therefore, such notes do not impact the weighted average number of common shares outstanding reported in the accompanying statement of operations.

(10) Stock-Based Compensation

As of March 31, 2005, the Company does not have any stock based compensation plans. Common stock issued for compensation or other services rendered are due to lack of cash to pay for services. The stock is issued at the discretion and approval of the Board of Directors of the Company.

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

(12) Reclassifications

Certain reclassifications have been made to the prior year financial statements to be consistent with the 2005 presentation.

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

SFAS No. 123-R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS 123 established as preferable a fair value based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue to applying the intrinsic-value-based model of Opinion 25, provided that the financial statements disclosed the pro-forma net income or loss based on the preferable fair-value method.

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

4.     Common Stock:
       -------------

During the three months ended March 31, 2005, the Company issued 2,500,000 shares of common stock to a consulting company to obtain a loan, however, it has not been delivered. IGDC has been actively seeking to collect the shares back from this consulting company and is confident in this collection.

During the nine months ended March 31, 2005 the Company issued shares of common stock as follows: 1) 1,586,250 shares at fair value of $518,325 as payment for services rendered, (ii) 1,000,000 shares as part of settlement with a note holder, (iii) 100,000 shares for sale at $0.30 per share, and (iv) 25,000 shares for donation.

Fair value was determined based upon the closing market price of the common stock on the date shares were issued.

When there is a sale of common stock though a 506 limited offering memorandum the Company also offers Warrants for the purchase of the same number of shares within a specified time period. Warrant prices are based at $1 per share if purchased within the time period. If the Warrant Certificate is not used during the period, the Warrants become null and void.

Warrants are not accounted for in our company financials until a warrant holder exercises this option. When they exercise this option we will account for this purchase in cash account, common stock account and additional paid in capital account of our book. The exercise price was developed by management.

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

6.     Notes Payable:
       --------------

All of the convertible notes payable, requiring interest payments at either 10% or 12% per annum, had matured at various dates prior to June 30, 2004. Interest payments are being made on the notes when the Company has sufficient funds to make the monthly payments. The Company is in default on interest payments of approximately $390,467 and on the notes totaling $727,300 at March 31, 2005.

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

Interest expense relating to the above convertible notes for the three months ended March 31, 2005 and 2004 totaled $11,321 and $6,351, respectively.

The above-mentioned $727,300 notes include a loan of $250,000, promising to pay the whole principal from net proceeds that the Company will receive from First Indigenous Depository Company's (FIDC) natural gas sales plus an additional $250,000 of interest, which has been accrued and included in the above defaulted interest of $390,467. This loan is secured by net profit from FIDC's natural gas sales and 1,000,000 shares of stock of the Company as collateral, which are currently held by the note holder. This is based on an agreement with FIDC stating that the Company receives 90% of the net profit from FIDC's natural gas sales. The 1,000,000 shares of stock held as collateral were valued at $250,000 on the date of issuance and the value is recorded as a contra equity account in other items on the statement of shareholders' equity. The note is in default, and the Company is currently in discussion with the note holder for settlement.

The $727,300 notes also include a loan of $100,000 whose repayment will be made from net proceeds from FIDC's net profit from its natural gas sales. This loan is in default, and the Company has been in discussion with the note holder. The Company issued 1,000,000 shares of the Company's stock in December 2004 as part of the settlement.

7.     Due to Affiliates:
       ------------------

The Company has due from and due to its affiliates in the amount of $383,848 and $516,089 respectively.

The amount due to affiliates is unsecured and relates to advances from UNDC and FIDC, to finance the operations of the Company. Of the amount due, $310,000 relates to unsecured notes payable, bearing interest at 12% per annum and payable on demand. The remaining balance comprises a general advance account that bears interest at 6% per annum and is repayable on demand.



Receivables from affiliates                              $  383,848
                                                        ------------
  Total: receivables                                     $  383,848
                                                        ------------

Payables to affiliates                                   $  206,089
Note payable to affiliate                                   310,000
                                                        ------------
  Total: payables                                        $  516,089
                                                        ------------

NET: Due to affiliates                                   $  132,241
                                                        ============

8.     Loans payable, Related Parties:
       -------------------------------

The amounts due are unsecured, with various interest rates in the range of 0%-15%, and are repayable on demand.

9.    Legal Proceedings:
      ------------------

The following is a summary of the pending and settled legal matters as of March 31, 2005:

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

Note holder vs Indigenous Global Development Corporation A note holder has filed a lawsuit for default on a $250,000 note to enforce their rights. The Company is in discussions with the note holder and is close to reaching a settlement. No additional dollar amount in penalties is due except for interest to the lender. The Company expects to pay the agreed settlement amounts when it obtains further funds. This has been recorded as convertible notes payable in the balance sheet.

10.    Subsequent Events:
        -----------------

In April 2005, IGDC and FIDC met with additional First Nations in Canada and signed a contract with the Sweetgrass First Nation of Saskatchewan Canada to begin development of the Tribe's natural gas fields on the Nation's lands. This is a historic contract since it is the first time a Canadian First Nation owned the majority share of a natural gas development project on First Nations' lands. Under the contract, FIDC, through IGDC's efforts, will provide the financing, technical assessment of the natural gas potential and begin drilling the first well for the Sweetgrass First Nation later this year.

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


ITEM 2. PLAN OF OPERATIONS

There were no changes to the significant accounting policies adopted by the Company or reported in the Company's annual report on Form 10-KSB for the year ended June 30, 2004, and there were no new accounting pronouncements that materially affected the Company's financial statements since then.

The critical accounting estimate made by the Company relate to the estimated useful lives that projects are expected to generate revenues and that furniture and equipment is depreciated. There has been no change to these estimates during the current quarterly period.

The core business model of IGDC is to provide strategic, financial and investment tools to help deliver economic development, empowerment and financial self-sufficiency for Native Americans across the U.S. and for indigenous people throughout the world. To reach its objectives the Company's priority areas include sales of Canadian First Nations natural gas into the U.S., work to develop and acquired power projects and investment financing in Indian Country.

IGDC as a Native American majority owned company has many advantages over a traditional company. As UNDC is a tribal company formed on the Navajo Nation, it has access to certain advantages including no state and federal taxes on certain projects, quicker permitting of plant projects, access to tribal natural resources, access to lower cost capital and Federal sales set aside programs. FIDC, a shareholder of the Company, has the same advantages as IGDC as a tribal company.

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

5) NATURAL GAS SUPPLY

Tribal Nations currently own 17 trillion cubic feet of natural gas within the United States, according to the Department of Interior. In Canada, the estimate is at least 150 trillion cubic feet of natural gas. The development of this natural gas source is minimal. Also, the Tribes that do have the natural gas supply have indicated their willingness to enter into agreements to supply natural gas to the Indian owned merchant power plants in return for a percentage of the net revenue.

6) TAX AVOIDANCE

Products delivered to a reservation site do not have to pay sales taxes on the product. The turbines, which can amount to 15-150 million dollars, would avoid taxes of 1.2 million dollars to 12 million dollars.

A Tribal corporation also does not have to pay corporate profit taxes in certain circumstances on its activities on tribal lands or in performing certain governmental functions. This can result in a substantial savings.

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

Using these advantages, and in line with its ambitious growth objectives for the this fiscal year, the Company has made substantial progress in the following areas:

Growth and Strategy for the Company's Programs
----------------------------------------------

The goals and strategies identified at the Company's past year corporate planning session is moving forward. During the year, the Company developed a new affiliate company, reorganized its management structure, added new office space and hired targeted staff to handle the upcoming growth. Here are the most recent accomplishments of the Company toward meeting its planned goals:

Reorganization of IGDC's Management Structure
---------------------------------------------

The reorganization of the Company's management structure to name a Chief Operating Officer and select Managing Directors for its five divisions - Energy, International Programs, Healthcare, Tribal Relations and Finance - has enabled the Company to focus its efforts. Using this structure, the Company is able to maintain its efforts in all its divisions while focusing the majority of its efforts (70+ percent) on Energy Development primarily through the Natural Gas programs with the First Nations of Canada.

At this time, a contract Chief Financial Officer is working with IGDC on an as needed basis. IGDC also set a goal to add five board members to its existing board of directors. The Company is still pursuing the recruitment of new members to join the CEO and Corporate Secretary on the board.

Energy Program
--------------

The Company's energy program had great successes in fiscal year 2003/2004 and in the first three quarters of 2004/2005. The program accomplishments, this year, are outlined in the following areas: natural gas sales, peaker and baseload power plant program, Mag Power and renewable energy, strategic partnerships, new business opportunities and the hiring of key energy staff.

1) Natural Gas Program

IGDC is working with an affiliate company, First Indigenous Depository Company
(FIDC) and its energy division to obtain contracts with various First Nations of Canada to develop their natural gas fields and obtain natural gas purchase and sales agreements to bring First Nations natural gas into the U.S. marketplace. IGDC signed a contract with FIDC where IGDC obtains 90 percent of net revenues from FIDC's natural gas sales and natural gas field development programs.

IGDC, working as a consultant to FIDC on its natural gas program, helped FIDC prepare for and present at an inaugural First Nations Natural Gas Energy Summit for the natural gas and oil producing First Nations in the province of Saskatchewan, Canada. The Summit sponsored by Cree Energy, Ltd., allowed FIDC and IGDC to share a phased model for energy economic self-sufficiency to the nine represented First Nation tribes. FIDC and met with all nine tribal leaders and signed a letter of intent with one First Nation to move forward on this model.

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

In mid March 2005, through IGDC and FIDC's combined efforts FIDC signed a memorandum of understanding with three Saskatchewan First Nations to obtain up to 30,000 MMBtu's a day of natural gas for sale into the U.S. marketplace. The amount of natural gas will go to approximately 50,000 MMBtu's a day within the next few months as details to the final contracts are determined. Under existing agreements, IGDC will receive a 90 percent royalty payment from FIDC's natural gas sales revenue that is expected to range from $9 million to $15 million annually.

IGDC and FIDC will also work with the three First Nations to develop their natural gas field reserves on tribal lands. Of the signed contracts, two First Nations have natural gas available for delivery to the U.S. marketplace. All three First Nations will seek help in developing the natural gas reserves on their lands. FIDC, using IGDC's consulting services is seeking additional contracts with the remaining First Nations of Saskatchewan who attended the First Nation's Natural Gas Energy Summit in Saskatchewan in late January 2005. The natural gas will be sold into the U.S. by FIDC using DMJ Gas Marketing, IGDC's natural gas marketer based in Dublin, California.

In April 2005, IGDC and FIDC met with additional First Nations in Canada and signed a contract the with the Sweetgrass First Nation of Saskatchewan Canada to begin development of the Tribe's natural gas fields on the Nation's lands. This is a historic contract since it is the first time a Canadian First Nation owned the majority share of a natural gas development project on First Nations' lands. Under the contract, FIDC, through IGDC's efforts, will provide the financing, technical assessment of the natural gas potential and begin drilling the first well for the Sweetgrass First Nation later this year.

The Sweetgrass First Nation encompasses 49,000 acres of Reserve Land and over 4,100 acres of Treaty Land Entitlement lands. There is a potential for natural gas revenue from up to 18 First Nations, with each First Nation having the potential for $500 million to $3 billion. Natural Gas from this field development will be sold in the United States and other markets by FIDC.

In January 2005, the Company signed a letter of intent to own and operate a natural gas field in the Central United States with a potential reserve of 250 billion cubic feet of natural gas. Once the transaction is completed, IGDC will provide approximately $14,000,000 and form a new company to receive the existing leases, gathering equipment, existing wells, to purchase a new natural gas processing unit, acquire additional leases and drill new wells. Final purchase of the natural gas field operation is expected to close in mid-2005. IGDC will own 80 percent of the new company and the joint venture partner will own 20 percent. The partner will maintain operations of the potential 1,000 well natural gas field. The growth of IGDC's energy program to include natural gas field development is in line with the national need for clean power and the Company's interest in economic development for Indian Country.

2) Peaker and Baseload Plant Program

Natural gas is the major resource necessary to run a gas-fired co-generation electric power plant (70 to 75 percent of the total cost). With a reliable and discounted rate on natural gas, IGDC is also focusing its efforts on acquiring and managing gas-fired electric power plants in the Western States starting at 43 megawatts.

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

In mid-January 2005, IGDC announced its request for proposals (RFP) program to develop power purchase agreements for up to 46 megawatts (MW) of electrical power. This first RFP offering is part of IGDC's Energy Program to construct up to 49 gas-fired power projects on identified Native American reservation sites to address the need for clean electrical power and grid support for the United States. IGDC has received interest from three strong candidates to purchase the energy produced by its first gas-fired power project. The first power project once approved, can be up and running within one year. Consultants and partners identified to provide permitting, equipment, construction and operations and maintenance for the projects include GE Power, PB Power and TRC Solutions.

3) Key Energy Staff

In addition to the key partnerships with General Electric, Chevron, TRC Solutions, PB Power, and Cree Energy, IGDC also sought out and hired staff with the appropriate energy industry background.

IGDC signed a consulting agreement with Tenent Resources, Ltd out of Alberta, Canada to obtain consulting advice and services on First Nation's natural gas development in Canada. Tenet Resources has extensive experience doing risk analysis and assessment of potential natural gas development projects in Canada.

In December 2004, IGDC expanded its consulting relationship with Harold Jimmy Land/Consulting, an independent First Nation energy and land consulting firm out of Lloyd Minster, Alberta. The expanded consulting contract initiates the next phase of IGDC's efforts to support Canadian First Nations Tribes by creating a model for self-management of their natural resources. Mr. Jimmy's work includes presenting business models for First Nations strategic alliances with the Company's "wellhead to burner tip" strategy for economic benefits with participating First Nations and Native American Reservations.

4) Energy Financing

IGDC helped its shareholder company FIDC to obtain a line of credit up to $12 million from a private fund that specializes in energy projects. FIDC is the company that received the line of credit. The line of credit to FIDC is designated to purchase and transport Canadian First Nation's natural gas from Canada to the United States. This upcoming purchase will begin Phase II of IGDC's natural gas program and is expected to begin in mid-2005. The natural gas will be sold to established purchasers and to fuel IGDC's power plant program. Under existing agreements, IGDC will receive a 90 percent royalty payment from FIDC's natural gas sales revenue that is expected to range from $9 million to $15 million annually.

5) Mag Power and Renewable Energy Programs

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

The new wind energy generators come in one, thirteen and fifty kilowatt units and can be placed directly on the home, office or business structure. Once the Mag Power units are assembled and manufactured on Native American tribal reservation lands, the units will then be marketed and installed using a franchise program for the U.S. and the Americas. The first micro-turbine model installation was in April 2004. The first shipment of the Mag Power products into the U.S. for marketing is now expected to occur in late 2005.

6) SNC Solutions

The Company signed a joint venture agreement with SNC Solutions in mid- 2004 to work on and develop an innovative water turbine technology for electrical power generation. This team presented the technology to the City of Colton in California and is still pursuing an electrical power purchase agreement with a Central Valley City. No new entity for the joint venture has been created.

7)  Strategic Partnerships

To gain momentum in its energy program IGDC signed and maintained the following strategic partnerships:

IGDC contracted with TRC Solution, Inc. to assist it in several energy initiatives including developing a natural gas fired electrical generating facility on the West Coast. TRC's work included providing expertise in financing, permitting and construction of power plant projects. It's expertise on natural gas also helped FIDC complete the first ever Tribal nation to Tribal nation sale of the Canadian First Nations natural gas into the U.S.

IGDC signed a contract with Mag Power Japan Corporation Ltd. to be the exclusive distributor of Mag Power's innovative electrical power generation products in the Western Hemisphere.

IGDC as a consultant to its shareholder company First Indigenous Depository Company (FIDC), announced the signing of an agreement with Cree Energy, Ltd. to buy and sell Canadian First Nations natural gas in the United States. It also signed a contract with FIDC in which IGDC receives 90 percent of the net revenue from FIDC energy program efforts.

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

The Company signed a comprehensive natural gas marketing agreement with DMJ gas Marketing Consultants, LLC located in Dublin, California in late September. Under the agreement, DMJ will market the Company's Canadian First Nations natural gas into the United States natural gas market. The marketing agreement is in line with the start of the Company's (through FIDC) second phase of its Canadian First Nations natural gas program with Cree Energy, Ltd. FIDC's next purchase of natural gas is slated for mid-2005.

Given these accomplishments, IGDC's key business objective for the remainder of the year include:

Energy Program

  1) Natural Gas
     - Work with FIDC to complete contracts with the Canadian First Nations to begin shipping an uninterruptible supply of natural gas into the U.S. marketplace.
     - Work with FIDC to begin natural gas field development efforts for the First Nations of Canada.

  2) Gas Fired Power Plant Projects
     - Complete Reverse power purchase agreement process
     - Obtain funding for first Peaker Plant project
     - Begin construction on first 43 MW Peaker Plant Project
     - Obtain funding for first 49.5 MW Baseload Plant

  3) Mag Power
     - Develop franchise network and distribution model for the Mag Power units
     - Begin selling the Mag Power units to business and home markets in late 2005.

Liquidity and Capital Resources
-------------------------------

The Company had no revenue from operations during the nine months ended March 31, 2005 and 2004.

At March 31, 2005 the Company had a cash balance of $0 and negative working capital of $1,879,925. The increase in working capital is mainly due to an increase in accounts payable offset by the decrease in accrued expenses and accrued interest payable, and the loan payable to a related party.

Cash used in operations for the nine months ended March 31, 2005 was $1,101,788 compared to cash used in operations of $1,427,469 for the corresponding period of the prior year. This is mainly due to a decrease in stock issued for services performed, an increase in accounts payable, and decrease in accrued expenses and accrued interest payable.

At March 31, 2005, the Company had total liabilities of $2,179,925, of which $727,300 related to notes payable plus accrued interest of $390,467.

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


Item 3.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2005. Based upon that evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

The following is a summary of the pending and settled legal matters as of March 31, 2005:

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

Note holder vs Indigenous Global Development Corporation A note holder has filed a lawsuit for default on a $250,000 note to enforce their rights. The Company is in discussions with the note holder and is close to reaching a settlement. No additional dollar amount in penalties is due except for interest to the lender. The Company expects to pay the agreed settlement amounts when it obtains further funds. This has been recorded as convertible notes payable in the balance sheet.

Item 2. Changes in Securities.
------------------------------

By agreement dated May 15, 2001, United Native Depository Corporation (UNDC) acquired a 51% controlling interest in the Company. Common stock was issued to UNDC for cash and a promissory note of $300,000. The note is presented in the stockholders' deficit section of the balance sheet.

During the three months ended March 31, 2005, the Company issued 2,500,000 shares of common stock to a consulting company to obtain a loan, however, it has not been delivered. IGDC has been actively seeking to collect the shares back from this consulting company and is confident in this collection.

During the nine months ended March 31, 2005 the Company also issued shares of common stock as follows: 1) 1,586,250 shares at fair value of $518,325 as payment for services rendered, (ii) 1,000,000 shares as part of settlement with a note holder, (iii) 100,000 shares for sale at $0.30 per share, and (iv) 25,000 shares for donation.

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

(b) Reports on Form 8-K

Change in certifying accountant*

                                    SIGNATURE

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  May 26, 2005              INDIGENOUS GLOBAL DEVELOPMENT CORPORATION

                                      By: /S/ Deni Leonard
                                          --------------------------------
                                          Deni Leonard
                                          Chairman and Chief Executive Officer